Form 10-Q
period 1999-09-30
CYBERGOLD INC
filed 1999-11-15
CIK 1086937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1999

                                      OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number  000-27329
                                               ---------

                               CYBERGOLD, INC.
                      ----------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                         94-3212392
             --------                                         ----------
   (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)



              1330 Broadway, 12th Floor, Oakland, California 94612
                  -------------------------------------------
          (Address of principal executive offices including zip code)


                                510-836-8700
                                --------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report)

                         Yes   [X]    No [ ],

and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ ]    No [X]

Although the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the registrant was required to file such reports, the registrant did not become subject to such filing requirements until the registration of certain shares of its common stock pursuant to a Registration Statement on Form S-1 which was declared effective by the Securities and Exchange Commission on September 22, 1999.

There were 19,340,420 shares of the Registrant's Common Stock outstanding as of October 31, 1999.

                                 Cybergold, Inc.
                                    FORM 10-Q
                                      INDEX



                           PART I.  FINANCIAL INFORMATION                                             Page
                                                                                                      ----

Item 1.    Financial Statements (Unaudited)

           Balance Sheets as of December 31, 1998 and September 30, 1999............................     3

           Statements of Operations for the three months and nine months
             ended September 30, 1998 and 1999......................................................     4

           Statements of Cash Flows for the nine months ended September 30, 1998
             and 1999...............................................................................     5

           Notes to  Financial Statements...........................................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations....     9
Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............................    29


                          PART II.  OTHER INFORMATION

Item 1:    Legal Proceedings........................................................................     29
Item 2:    Changes in Securities and Use of Proceeds................................................     29
Item 3:    Defaults Upon Senior Securities..........................................................     30
Item 4:    Submission of Matters to a Vote of Security Holders......................................     30
Item 5:    Other Information........................................................................     30
Item 6.    Exhibits and Reports on Form 8-K.........................................................     30

Signatures..........................................................................................     31

PART I.  FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                                 CYBERGOLD, INC.
                                 BALANCE SHEETS
                    (in thousands, except per share amounts)
                                   (unaudited)





                                                                    DECEMBER 31,    SEPTEMBER 30,
                         ASSETS                                        1998            1999
                                                                    ------------    -------------

Current assets:
    Cash and cash equivalents                                        $  3,175         $ 25,184
    Short-term investments                                                  0           23,984
    Accounts receivable, net                                              391            1,371
    Prepaid expenses and other current assets                              26               49
                                                                     --------         --------
        Total current assets                                            3,592           50,588

Property and equipment, net                                               407              615
Deposits and other assets                                                  41               41
                                                                     --------         --------
TOTAL ASSETS                                                         $  4,040         $ 51,244
                                                                     ========         ========
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                 $    257         $  1,724
    Current maturities of long term obligations                           137              176
    Members payable                                                       800            1,646
    Membership acquisition payable                                        176              908
    Accrued liabilities                                                   167              265
    Deferred revenue                                                      176              632
                                                                     --------         --------
        Total current liabilities                                       1,713            5,351

Long-term obligations, net of current maturities                          225              290
                                                                     --------         --------
        Total liabilities                                               1,938            5,641
                                                                     --------         --------
Convertible redeemable preferred stock, Series C $0.00015
    par value: 5,333 shares authorized, 4,189 and 0
    issued and outstanding shares respectively                          6,379                0
                                                                     --------         --------
Stockholders' equity (deficit):
    Series A convertible preferred stock, $0.00015 par value:
      Authorized shares -- 2,123
      Issued and outstanding shares --
            2,000 and 0 shares respectively                                 0                0
    Series B convertible preferred stock, $0.00015 par value:
      Authorized shares -- 1,430
      Issued and outstanding shares --
      1,395 and 0 shares respectively                                       0                0
    Common stock, $.00015 par value:
      Authorized shares -- 75,000
      Issued and outstanding shares --
      4,048, and 19,326 respectively                                        1                3
    Additional paid-in capital                                          8,611           67,645
    Deferred compensation                                                (767)          (1,484)
    Retained deficit                                                   (12,122)         (20,561)
                                                                     --------         --------
        Total stockholders' equity (deficit)                           (4,277)          45,603
                                                                     --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $  4,040         $ 51,244
                                                                     ========         ========


The accompanying notes are an integral part of these statements.

                                 CYBERGOLD, INC.
                           STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)



                                            THREE MONTHS             NINE MONTHS
                                          ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                        ----------------------    --------------------
                                            1998        1999        1998        1999
                                        ----------  ----------    ---------   --------
Revenues:
  Transaction                             $    175    $  1,083    $    437    $  1,964
  Custom marketing services & other            108         295         116         691
                                          --------    --------    --------    --------
      Total revenues                           283       1,378         553       2,655

Cost of revenues:
  Transaction                                  105         509         202         924
  Custom marketing services & other             37          46          41         204
                                          --------    --------    --------    --------
      Total cost of revenues                   142         555         243       1,128
                                          --------    --------    --------    --------
      Gross margin                             141         823         310       1,527

Operating expenses:
  Product development                          430         745       1,220       1,812
  Sales and marketing                          563       2,529       1,991       4,925
  General and administrative                   244         434         558       1,178
  Amortization of deferred compensation         30         118          57         609
                                          --------    --------    --------    --------
      Total operating expenses               1,267       3,826       3,826       8,524
                                          --------    --------    --------    --------
      Loss from operations                  (1,126)     (3,003)     (3,516)     (6,997)
Interest income, net                            16          84          23         129
                                          --------    --------    --------    --------
      Net loss                            ($ 1,110)   ($ 2,919)   ($ 3,493)   ($ 6,868)

Dividend attributable to
  Preferred stockholders                      (283)       (751)       (377)     (1,570)
                                          --------    --------    --------    --------
Net loss attributable to
  common stockholders                     ($ 1,393)   ($ 3,670)   ($ 3,870)   ($ 8,438)
                                          ========    ========    ========    ========

Net loss per common share,
  basic and diluted                       ($  0.35)   ($  0.67)   ($  0.97)   ($  1.83)
                                          ========    ========    ========    ========
  Pro forma basic and diluted                         ($  0.15)               ($  0.38)
                                                      ========                ========
Weighted average common shares,
  outstanding, basic and diluted             4,025       5,509       4,010       4,600
                                          ========    ========    ========    ========
  Pro forma basic and diluted                           19,297                  18,140
                                                      ========                ========

The accompanying notes are an integral part of these statements.

                                CYBERGOLD, INC.
                           STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)





                                                             NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                         ---------------------
                                                           1998         1999
                                                         --------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $ (3,493)   $ (6,868)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation                                       195         235
           Amortization of deferred compensation               57         609
           Imputed compensation                               113          83
           Changes in assets and liabilities:
             Accounts receivable                               80        (980)
             Prepaid expenses and other current assets        (42)        (23)
             Accounts payable                                   0       1,467
             Members payable                                  367         846
             Membership acquisition payable                   119         732
             Accrued liabilities                              (39)         98
             Deferred revenue                                  40         456
                                                         --------    --------
             Net cash used in operating activities         (2,603)     (3,345)
                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                   (148)       (447)
     Purchases of short-term investments                        0     (23,984)
                                                         --------    --------
             Net cash used in investing activities           (148)    (24,431)
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of capital lease obligations                     (69)       (110)
     Proceeds from equipment financing                          0         218
     Proceeds from issuance of preferred stock              5,718       8,000
     Proceeds from exercise of Series D warrants                0         989
     Proceeds from sale of common stock, net                    0      40,642
     Proceeds from exercise of stock options
       net of repurchases                                       6          46
                                                         --------    --------
             Net cash provided by financing activities      5,655      49,785
                                                         --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   2,904      22,009

CASH AND CASH EQUIVALENTS
     Balance at beginning of period                         1,240       3,175
                                                         ========    ========
     Balance at end of period                            $  4,144    $ 25,184
                                                         ========    ========
Supplemental Cash Flow Information:
     Cash paid for interest                              $     55    $     67
     Acquisition of property and equipment
       using capital leases                                   152           0


The accompanying notes are an integral part of these statements.

                                CYBERGOLD, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


1.      BASIS OF PRESENTATION

The interim condensed financial statements of Cybergold, Inc. (the Company) are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1998 and 1999 and cash flows for the nine months ended September 30, 1998 and 1999.

The unaudited interim condensed financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1999, as amended. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 1999.

2.      SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition and Cost of Revenues

The Company earns revenue from certain member transactions and from custom marketing and other services. Transaction revenues are earned each time a member earns or spends incentive rewards within the system and for micropayment transactions. Transaction revenues are recognized as revenue upon completion of the specific action related to the transaction fee. Custom marketing services and other revenues include production and development fees received for customization of marketing programs, fees received for delivering targeted e-mail to the Company's members and fees received for other advertising and marketing services. Revenue is recognized as these services are performed.

Prepayments by advertising or marketing clients for transaction fees or custom marketing services are included in deferred revenue on the accompanying balance sheets.

The cost of revenues associated with our transaction revenues represent cash rewards paid to our members for completing transactions. The cost of revenues associated with custom advertising and marketing services and other revenues primarily consist of costs for production and development personnel and independent contractors.

Any unpaid rewards due to members are recorded in members payable in the accompanying balance sheets.

Short-term Investments

Short-term investments consist primarily of government and fixed-income securities which the Company plans to hold to maturity. These investments are reported at amortized cost in the accompanying balance sheets. The total market value of these securities as of September 30, 1999 was not materially different from their carrying value.

3.   INITIAL PUBLIC OFFERING

On September 23, 1999, the Company closed its initial public offering of 5,000,000 shares of the Company's common stock at $9.00 per share. Total net proceeds were $40.6 million. Upon the closing of the initial public offering, the Company's convertible preferred stock converted into 9.9 million shares of common stock.

4.   BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common stock equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):


                                      Three Months           Nine Months
                                   Ended September 30,   Ended September 30,
                                      1998    1999         1998     1999
                                    -------  -------     -------   -------
Shares(denominator)

Weighted average common shares
  outstanding                        4,025    4,347      4,012     4,048

Weighted conversion of preferred
  shares and warrants                    0    1,150          0       387

Weighted options exercised less
  repurchases                            0       12         (2)      165
                                    ------   ------      -----    ------
Shares used in computation, basic
  and diluted                        4,025    5,509      4,010     4,600
                                    ======   ======      =====    ======

5.   PRO FORMA LOSS PER COMMON SHARE

Pro forma basic and diluted loss per common share is computed by dividing loss attributable to common stockholders by the pro forma weighted average number of common shares outstanding for the period. The pro forma weighted average number of common shares assumes that the shares issued in connection with the Company's initial public offering and the conversion of the outstanding redeemable preferred stock occurred at the beginning of the period presented.

The following is a reconciliation of the denominators used in calculating pro forma basic and diluted net loss per share (in thousands):


                                                Three Months          Nine Months
                                            Ended September 30,   Ended September 30,
                                                    1999                1999
                                                  -------              -------
Shares(denominator)

Weighted average common shares
  outstanding                                      4,347               4,048

Conversion of all preferred
  shares and warrants                             14,938              13,927

Weighted options exercised less
  repurchases                                         12                 165
                                                  ------              ------
Shares used in computation, pro
  forma basic and diluted                         19,297              18,140
                                                  ======              ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth under the caption "Risk Factors that May Affect Future Results" elsewhere in this report.

OVERVIEW

Cybergold is a leading provider of Internet-based direct marketing and advertising solutions. We combine Internet-based direct marketing and advertising services with programs that reward consumers with cash when they perform actions desired by our advertising and marketing clients. These cash-based online incentive programs are designed to improve advertisement response rates and reduce the cost of acquiring new customers for our clients.

Our business revolves around what we call the Earn & Spend Community - a place on the Internet where consumers can earn cash incentives for responding to online marketing offers presented by our advertising and marketing clients and then spend the cash with merchants. By opening a Cybergold account, a consumer can become a member of the Earn & Spend Community. The cash earned by our consumer members can be credited to either their VISA or bank accounts from their Cybergold account or be used to purchase content, services and products, including software, music, games, credit reporting services and original artistic works and publications through our Earn & Spend Community. We currently have more than 3.4 million members through October 31, 1999.

The Company closed its initial public offering of 5,000,000 shares of Common Stock, at a price of $9.00 per share on September 28, 1999. The net proceeds of approximately $40.6 million from the initial public offering were added to the working capital of the Company. Pending use of the net proceeds, the Company has invested such funds in short-term, interest bearing investment grade obligations.

We were incorporated in October 1994 and from inception through the second quarter of 1996, we were in an early stage of development, and had no sales and limited operating activities. From the second quarter of 1996 through the first quarter of 1997, operating activities related primarily to developing necessary infrastructure, recruiting personnel, raising capital, initial strategic planning and developing our Web site. In March 1997, we launched our initial service and enrolled our first Cybergold members. In March 1999, we introduced our micropayments system, and launched our Earn & Spend Community. Our membership base increased from approximately 250,000 at December 31, 1997 to approximately 1.0 million at December 31, 1998 and to approximately 3.2 million at September 30, 1999. Although our membership has grown in prior periods, we cannot be certain that our membership growth will continue at current rates or increase in the future.

Our revenues consist of transaction revenues and custom marketing services and other revenues. Transaction revenues represent fees paid to us each time a member earns incentive rewards within our system and for micropayments transactions. Our members earn rewards by responding to online advertisements with a specific action such as filling out a survey or registering for services. We are paid a transaction fee by advertisers or marketers and we pay a portion of this fee to our members as a cash reward. We also earn a transaction fee when our members spend their cash rewards or use cash transferred to their account from a VISA card to purchase inexpensive digital content, services or products through our site or other sites using our system. These transaction revenues are not recognized until the transaction has been completed. In the case of prepayments by the advertising or marketing client, amounts not yet recognized are included in deferred revenue on the balance sheet. To date, our transaction revenues have been primarily generated from per-transaction fees received from our advertising and marketing clients for incentive programs. Revenues from micropayment transactions have not been material.

Our transaction revenues are driven by a number of factors, including:

     - the number of our advertising and marketing clients;

     - the size of our membership base;

     - the number of transactions performed by each member; and

     - the average revenue per transaction.

Custom marketing services and other revenues include production and development fees received for customization of marketing programs, fees received for delivering targeted e-mail to our members and fees received for other advertising and marketing services. Production and development fees represent HTML design services, graphic services, engineering and database development and related services. We charge clients for production and development fees on either a fixed price or time and materials basis. Revenue is recognized as these services are performed. These revenues fluctuate based on the number of new programs initiated, type of services, and scope and complexity of each program.

The cost of revenues associated with our transaction revenues represent cash rewards paid to our members for completing transactions or actions. We pay our members a portion of the amount received from the advertiser or marketer in return for completing a specified response or action. Cash rewards to our members are recorded as a current liability in the members payable account of the balance sheet until transferred by a member to a bank account or a VISA card or spent in a micropayment transaction. Gross margin on transaction revenues may fluctuate based on the nature of the incentive programs and the advertisers and marketers in any given period.

The cost of revenues associated with custom marketing services and other revenues primarily consist of costs for production and development personnel and independent contractors, including associated payroll tax, benefits and other indirect costs. Gross margin associated with these revenues varies from contract to contract depending on the specific terms of the individual contract, and may also fluctuate significantly based on the number and size of fixed price contracts that we undertake in any period and our ability to complete them within the anticipated budget.

We have incurred net losses since inception and had an accumulated deficit through September 30, 1999 of $20.6 million. Our losses have resulted primarily from technology, systems and Web site development and launch, sales and marketing, and general operations. We expect to continue to incur operating losses through at least the year 2002. We plan to increase our operating expenses as we continue to build brand and infrastructure, including expenses for online and offline advertising, expanding programs for membership recruitment, and for additional computer hardware and software, and consequently, our losses will increase in the future. Our limited operating history makes it difficult to forecast future operating results. Although we have experienced revenue growth in recent quarters, we cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

REVENUES

To date, our revenue is derived primarily from our online incentive programs. Our revenues increased 387% from $283,000 for the three months ended September 30, 1998 to approximately $1.4 million for the three months ended September 30, 1999 and 380% from $553,000 for the nine months ended September 30, 1998 to approximately $2.7 million for the nine months ended September 30, 1999.

Transaction Revenues. Transaction revenues increased 519% from $175,000 for the three months ended September 30, 1998 to approximately $1.1 million for the three months ended September 30,1999 and 349% from $437,000 for the nine months ended September 30, 1998 to $2.0 million for the nine months ended September 30, 1999. The increase in transaction revenues is primarily the result of an increased number of transactions driven by growth in our membership base. Total membership grew to approximately 3.2 million as of September 30, 1999 from 2.2 million as of June 30, 1999 and 842,000 as of September 30, 1998, an increase of 42% and 278% respectively.

Custom Marketing Services and Other Revenues. Custom marketing services and other revenues increased 173% from $108,000 for the three months ended September 30, 1998 to $295,000 for the three months ended September 30,1999 and

496% from $116,000 for the nine months ended September 30, 1998 to $691,000 for the nine months ended September 30, 1999. Qwest Communications Corporation, which retained us to perform non-recurring software engineering services, accounted for $250,000 of these revenues, all during the first six months of 1999. For the three months ended September 30, 1999, this revenue was comprised of $240,000 in fees for the transmission of e-mails to our members, $29,000 for placement fees and $26,000 for custom engineering fees. The increase in custom marketing services and other revenues is the result of increasing demand for the transmission of e-mails to our membership. We expect that custom marketing services and other revenues will fluctuate from period to period.

COST OF REVENUES

Cost of revenues represents the cash incentives paid to members for performing specified actions in response to advertisements and the personnel costs associated with custom marketing services and other revenues. Cost of revenues increased 291% from $142,000 for the three months ended September 30, 1998 to $555,000 for the three months ended September 30, 1999 and 364% from $243,000 for the nine months ended September 30, 1998 to $1.1 million for the nine months ended September 30, 1999.

The cost of transaction revenues increased 385% from $105,000 for the three months ended September 30, 1998 to $509,000 for the three months ended September 30, 1999 and 357% from $202,000 for the nine months ended September 30, 1998 to $924,000 for the nine months ended September 30, 1999. The increase in cost of transaction revenues resulted primarily from an increase in the number of transactions.

The cost of custom marketing services and other revenues increased 24% from $37,000 for the three months ended September 30, 1998 to $46,000 for the three months ended September 30, 1999 and 398% from $41,000 for the nine months ended September 30, 1998 to $204,000 for the nine months ended September 30, 1999. The increase resulted primarily from related growth in custom marketing services and other revenues.

Gross margin increased to 60% for the three months ended September 30, 1999 from 50% for the three months ended September 30, 1998 and to 58% for the nine months ended September 30, 1999 from 56% for the nine months ended September 30, 1998. This increase in gross margin was primarily due to improved volume of high margin services, namely e-mail transmissions, in custom marketing services. We expect overall gross margin to fluctuate as a result of the overall variation in the mix of services we provide, as well as from fluctuations in gross margin for transaction revenue.

OPERATING EXPENSES

PRODUCT DEVELOPMENT. Our product development costs primarily consist of compensation for technology personnel, fees for outside technology consultants, and an allocation of overhead costs. Product development costs increased from $430,000, or 152% of revenue, for the three months ended September 30, 1998 to $745,000, or 54% of revenue, for the three months ended September 30, 1999. Product development costs also increased from $1.2 million, or 221% of revenue, for the nine months ended September 30, 1998 to $1.8 million, or 68% of revenue, for the nine months ended September 30, 1999. The increase in absolute dollars was due primarily to increased personnel and consulting expenses. The decrease in product development costs as a percent of revenues is primarily attributable to an increase in revenues. In addition, the fixed nature of some of our development costs also contributed to the decrease in expense as a percentage of revenues. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase significantly on an absolute dollar basis in the future. Product development expenses may fluctuate as a percentage of revenue over time depending on the projects we undertake from time to time.

SALES AND MARKETING. Our sales expenses consist primarily of compensation for sales personnel, expenses for trade shows and an allocation of overhead costs. Marketing expenses consist primarily of member acquisition expenses, promotions directed towards new and existing incentives-based advertisers and marketers, compensation for marketing personnel and an allocation of overhead costs. Sales and marketing expenses increased from $563,000, or 199% of revenue, for the quarter ended September 30, 1998 to $2.5 million, or 184% of revenue, for the quarter ended September 30, 1999. Sales and marketing expenses also increased from $2.0 million, or 360% of revenue, for the nine months ended September 30, 1998 to $4.9 million, or 185% of revenue, for the nine months ended September 30, 1999. The increase in absolute dollars was primarily attributable to additional hiring of sales and marketing personnel, increased sales commissions resulting from higher revenues, increased expenses associated with membership acquisition, and increased advertising and promotional expenses. The decrease in sales and marketing expenses as a percentage of revenues is attributable primarily to an increase in revenues. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel in sales and marketing, expand into new markets and continue to promote our advertising solutions.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses include compensation for administrative personnel, fees for outside professional advisors and an allocation of overhead costs. General and administrative expenses increased from $244,000, or 86% of revenue, for the quarter ended September 30, 1998, to $434,000, or 31% of revenue, for the quarter ended September 30, 1999. General and administrative expenses also increased from $558,000, or 101% of revenue, for the nine months ended September 30, 1998 to $1.2 million, or 44% of revenue, for the nine months ended September 30, 1999. The increase in absolute dollars was due to the growth in staffing and related expenses subsequent to our initial public offering. The decrease in general and administrative expenses as a percentage of revenues is primarily attributable to an increase in revenues. In addition, the fixed nature of a portion of our general and administrative costs also contributed to the decrease in expenses as a percentage in revenues. We expect general and administrative expenses to increase on an absolute dollar basis in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

AMORTIZATION OF DEFERRED COMPENSATION. In connection with the granting of options to purchase our common stock to employees, directors and consultants, we recorded deferred compensation representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the time of the grant. Amortization of deferred compensation of $30,000 and $118,000 was amortized during the quarters ended September 30, 1998 and 1999. Amortization of deferred compensation of $57,000 and $609,000 was amortized during the nine months ended September 30, 1998 and 1999. Amortization of deferred compensation of $1,484,000 will be amortized over the remaining vesting periods of the related options, including $117,000 in the remainder of the year ending December 31, 1999.

INTEREST INCOME, NET. Interest income, net, consists of interest earned on cash balances, including balances in Cybergold member accounts, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Interest income, net increased from $16,000 in the quarter ended September 30, 1998 to $84,000 in the quarter ended September 30, 1999 and increased from $23,000 for the nine months ended September 30, 1998 to $129,000 for the nine months ended September 30, 1999. The increase in interest income, net, was due to interest earned on the proceeds from our sale of Series D preferred stock in May of 1999 and our initial public offering in September of 1999.

INCOME TAXES. No income tax benefits have been recorded for any of the periods presented due to the company's current loss position.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999 we had $25.2 million of cash and cash equivalents and $24.0 million in short-term investments and had borrowings of $466,000 under capital leases and notes payable.

Net cash used in operating activities was $2.6 million and $3.3 million for the nine months ended September 30, 1998 and 1999, respectively. Cash used in operating activities for both periods resulted from net losses and increases in accounts receivable, which were offset by increases in accounts payable, members payable, membership acquisition payable, accrued liabilities and deferred revenues.

Net cash used in investing activities was $148,000 and $24.0 million for the nine months ended September 30, 1998 and 1999, respectively. Cash used in investing activities consisted primarily of acquisitions of property and equipment in the nine months ended September 30, 1998, and the investment of proceeds in short-term investments from our initial public offering for the nine months ended September 30, 1999.

Net cash provided by financing activities was $5.7 million and $49.8 million for the nine months ended September 30, 1998 and 1999, respectively. Cash provided by financing activities resulted primarily from the sale of preferred stock in 1998 and from the sale of preferred stock in May 1999 and the sale of common stock in our initial public offering in September 1999 in 1999.

While we do not have any material commitments for capital expenditures, we anticipate that we will experience a substantial increase in our capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We plan to incur between $500,000 and $750,000 in capital expenditures during the fourth quarter of 1999. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We believe that our existing cash, cash equivalents and short-term investments and available credit facilities, will be sufficient to meet our anticipated cash needs for working capital, repayment of debt and capital expenditures through the end of 2000. However, we may need to raise additional funds sooner to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be harmed.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies and governmental agencies may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

We have made an assessment of the Year 2000 readiness of all our relevant operating, financial and administrative systems. Our assessment plan consists of:

     - quality assurance testing of our internally developed proprietary software;

     - contacting third-party vendors and licensors of material hardware and software that are both directly and indirectly related to the delivery of our services to users;

     - appointing a Year 2000 compliance team composed of a cross-section of our employees and appointing a manager of the team;

     - assessing repair or replacement;

     - implementation of the plan; and

     - creating contingency plans in the event of Year 2000 failures.

We designed the software underlying our Web-based programs as well as our Web site and related technology infrastructure to be Year 2000 compliant. However, we rely on third-party hardware and software in the operation of our business. We believe we have identified all of the major information systems used in our internal operations, including operating systems, databases and the software residing between databases and the user interface, and have substantially completed all modifications, upgrades or replacements to minimize the possibility of a material disruption of our business. These remediation activities include updating these systems to the newest versions, which are claimed to be Year 2000 compliant, and applying patches to current versions. The expenditures that we have incurred to date and the expenditures we expect to incur in this regard have not been and are not expected to be material to our business, results of operations and financial condition.

We have also contacted the vendors of third-party hardware and software we use in order to gauge their Year 2000 compliance. Based on these vendors' representations and the activities we have conducted, we believe that the third-party hardware and software we use are Year 2000 compliant. We cannot assure you, however, that we will not experience unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in our internal systems. If, in the future, it comes to our attention that the software underlying our e-mail or Web-based programs requires modification, or that any of our third-party hardware and software are not Year 2000 compliant, then we will seek to make modifications to our systems. In such case, we expect such modifications will not have a material effect on our results of operations. There can be no assurance, however, that we will be able to modify such systems in a timely and successful manner to comply with the Year 2000 requirements. Any failure to do so could have a material adverse effect on our business, results of operations and financial conditions. The worst case scenario for Year 2000 problems for us if the third-party hardware and software we use in our service were to prove not to be Year 2000 compliant would be the need to cease normal operations for an indefinite period of time if our web site were to become inoperative and the need to remediate transactions that were incorrectly processed or recorded.

We do not currently have any information concerning the Year 2000 compliance status of our advertising and marketing clients. We plan to contact advertising and marketing clients to remind them of the Year 2000 problem and its potential effects on their systems and to gauge their Year 2000 compliance. However, to the extent that our advertising and marketing clients are no longer able to process transactions, process them incorrectly, or transmit incorrect date to our systems, our business could be adversely affected. If our current or future advertising and marketing clients fail to achieve Year 2000 compliance or if they divert expenditures, especially technology expenditures that were reserved for promotional products, to address Year 2000 compliance problems, our business, results of operations, or financial condition could be materially adversely affected.

We are also vulnerable to systemic failures resulting from Year 2000 problems. These failures could include prolonged data communications, telecommunications or electrical failures. A failure of this type could prevent members from accessing our Web site or prevent us from operating our business. As a result, we could experience lost revenues, increased operating expenses and loss of members. Any of these eventualities could have a material adverse effect on our business, results of operations and financial condition.

We have developed a contingency plan to address Year 2000 problems that are not detected and corrected prior to their occurrence. However, the contingency plan notes high reliance on auxiliary, third-party platforms and systems. The implementation of the contingency plan depends on cooperation and support from these vendors.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE
FUTURE

We have not achieved profitability in any previous quarter, and given our planned level of operating expenses, we expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $2.7 million for the year ended December 31, 1996, $3.9 million for the year ended December 31, 1997, $4.8 million for the year ended December 31, 1998 and $6.9 million for the nine months ended September 30, 1999. Our retained deficit as of September 30, 1999 was approximately $20.6 million. We plan to increase our operating expenses as we continue to build brand and infrastructure and consequently, our losses will increase in the future. Although we have experienced revenue growth in recent quarters, we cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. We may never achieve profitability. Even if we were to achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE CANNOT ASSURE YOU THAT WE WILL BE PROFITABLE BECAUSE WE HAVE OPERATED OUR BUSINESS ONLY FOR A SHORT PERIOD OF TIME AND HAVE ONLY A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR BUSINESS

We were incorporated in October 1994 but did not begin to generate meaningful revenues until March 1997. Accordingly, we have only a limited operating history upon which to evaluate our business and prospects. The revenues and income potential of our business and the markets for online incentives-based direct marketing programs and for making small payments over the Internet are unproven. We will encounter risks and difficulties that are frequently encountered by early stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this "Risk Factors That May Affect Future Results" section.

If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition may be harmed.

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS OF OPERATIONS MAKES IT DIFFICULT TO PREDICT OUR FINANCIAL PERFORMANCE AND MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

Our quarterly results of operations have varied in the past and are likely to vary significantly from quarter to quarter. A number of factors are likely to cause these variations, some of which are outside of our control. These factors include:

     - changes in revenue levels resulting from the advertising and marketing budget cycles of individual advertisers and marketers;

     - changes in advertising and marketing costs that we incur to attract and retain members;

     - changes in our pricing policies, the pricing policies of our competitors or the pricing policies for Internet advertising and marketing generally;

     - our rate of member acquisition and the level of activity of new and existing members;

     - the number and type of programs and development contracts established with our advertising and marketing clients as well as the impact of the fixed price portion of development contracts, which accounted for 17% and three percent of total revenues in the year ended December 31, 1998 and the nine months ended September 30, 1999, respectively, on gross margin;

     - the introduction of new products and services by us or by our competitors;

     - unexpected costs and delays resulting from the expansion of our operations; and

     - the occurrence of technical difficulties or unscheduled system downtime.

We believe that our revenues will be subject to seasonal fluctuations as a result of general patterns of retail advertising and marketing and consumer purchasing, which are typically higher during the fourth calendar quarter and lower in the following quarter. In addition, expenditures by advertisers and marketers tend to be cyclical, reflecting overall economic conditions and consumer buying patterns. Consequently, our results of operations could be harmed by a downturn in the general economy or a shift in consumer buying patterns.

Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of our future performance. Our operating expenses are based on expected future revenues and are relatively fixed in the short term. If our revenues are lower than expected, we would incur greater than expected losses. In addition, during future periods our operating results likely will fall below the expectations of public market analysts and investors. In this event, the market price of our common stock likely would decline.

IF ONLINE INCENTIVES-BASED DIRECT MARKETING PROGRAMS DO NOT GAIN INCREASED ACCEPTANCE BY MEMBERS, ADVERTISING AND MARKETING CLIENTS AND MERCHANTS, WE WOULD HAVE SLOWER REVENUE GROWTH THAN EXPECTED AND WOULD INCUR GREATER THAN EXPECTED LOSSES

Our success depends in part on the increased acceptance of online incentives-based direct marketing programs. Although incentive programs have been used extensively in traditional marketing and sales channels, they have only recently begun to be used online.

The success of online incentives-based direct marketing programs will depend on the ability of these programs to attract and retain members, advertising and marketing clients and merchants. Our ability to attract and retain members, clients and merchants will depend on our marketing efforts and on the quality of each member, client or merchant experience with our system. The number and relevance of the direct marketing offers we provide and the perceived value of the incentives we offer will be necessary to achieve future success. Our ability to generate revenue from clients and merchants will depend on our ability to differentiate ourselves through the services we provide and technology solutions we offer, as well as our success in generating adequate participation from consumers in our online incentives-based direct marketing programs. The attractiveness of our program to consumers depends in large part on the attractiveness of the incentives we offer. To the extent that our online incentives-based direct marketing program does not achieve market acceptance among members, clients and merchants, we would have slower revenue growth than expected and would incur greater than expected losses, and our business, results of operations and financial condition would be harmed.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN AND EXPAND AN ACTIVE MEMBERSHIP BASE

Our success largely depends on our ability to maintain and expand an active membership base. Although we currently have approximately 3.4 million members through October 31, 1999, we generate the majority of our revenues from a small percentage of our members, and we cannot assure you that the percentage of active members will increase. In addition, approximately 720,000 of our members have requested not to receive e-mail from us. Because our revenues are primarily driven by commissions paid by advertisers and direct marketers based on specific actions taken by our members, if we are unable to induce existing and new members to actively participate in the Cybergold Earn & Spend Community, our business, results of operations and financial condition will be harmed. Although our membership has grown in prior periods, we cannot be certain that our membership growth will continue at current rates or increase in the future. Currently, we attract the majority of our members through co-registration agreements with online partners, whereby registrants for those sites have the option to concurrently sign up for the Cybergold Earn & Spend Community. We believe that the convenience afforded by this co-registration capability is a significant factor in attracting new members. If we were to lose these relationships with our online co-registration partners, we would lose a significant source of new members, and our business, results of operations and financial condition would be harmed.

IF OUR RELATIONSHIP WITH THE FIRST NATIONAL BANK OF OMAHA WERE TO DETERIORATE OR TERMINATE OR IF THE FIRST NATIONAL BANK OF OMAHA WERE TO ENTER INTO SIMILAR RELATIONSHIPS WITH OUR COMPETITORS, OUR ABILITY TO DEPOSIT TO AND TRANSFER FUNDS FROM VISA ACCOUNTS COULD BE DISCONTINUED OR WE COULD FACE INCREASED COMPETITION

Cybergold has a relationship with the First National Bank of Omaha, an acquiring bank for VISA, that enables the transfer of funds from individual Cybergold member accounts to their VISA accounts, as well as from their VISA accounts to their Cybergold accounts. This transaction processing capability required re-engineering of the First National Bank of Omaha's VISA transaction processing system, and would be difficult to replicate with another financial service provider if our relationship with the First National Bank of Omaha were to deteriorate or terminate. The First National Bank of Omaha can terminate the contract at any time with 30 days notice. Currently, under the conditions of our contract, we cannot enter into similar relationships with other credit card providers such as MasterCard, American Express or Discover. However, the First National Bank of Omaha can at its own discretion freely offer similar services to our existing and potential competitors. If we were to lose this relationship with the First National Bank of Omaha, or if they were to extend similar services to our competitors, our business, results of operations and financial condition would be harmed.

IF WE ARE UNABLE TO ESTABLISH THE CYBERGOLD BRAND, OUR ABILITY TO ATTRACT ADVERTISING AND MARKETING CLIENTS, MEMBERS AND MERCHANTS WOULD BE HARMED

Developing a strong brand is critical to our business. The reputation of the Cybergold brand will largely depend on our ability to provide a high-quality experience for our clients, members and merchants. We cannot assure you that we will be successful in developing our brand. Any client, member or merchant dissatisfaction with the quality of an experience with our company for reasons within or outside of our control could damage our reputation. Any damage to our reputation could have a material adverse effect on our business, results of operations and financial condition. We intend to spend a portion of the proceeds of this offering to further develop our brand. If we expend additional resources to build the Cybergold brand and do not generate a corresponding increase in revenues as a result of our branding efforts, or if we otherwise fail to promote our brand successfully, our business, results of operations and financial condition would be harmed.

IF THE INTERNET FAILS TO GAIN FURTHER ACCEPTANCE AS A MEDIUM FOR ADVERTISING AND MARKETING, WE WOULD HAVE SLOWER REVENUE GROWTH THAN EXPECTED AND WOULD INCUR GREATER THAN EXPECTED LOSSES

Our business depends on market acceptance of the Internet as a medium for advertising and marketing. Advertisers, marketers and advertising and marketing agencies that have historically relied on traditional forms of advertising and marketing may be reluctant or slow to adopt online advertising and marketing. Many advertisers and marketers have limited or no experience using the Internet as an advertising and marketing medium. In addition, these advertisers and marketers may have allocated only a limited portion of their budgets to online advertising and marketing, or may find online advertising and marketing to be less effective for promoting their products and services than traditional advertising and marketing media, including television, radio and print. Advertisers, marketers, and advertising and marketing agencies that have invested substantial resources in traditional methods of advertising and marketing may also be reluctant to reallocate their resources to online advertising and marketing. The market for online advertising and marketing also depends on the overall growth and acceptance of electronic commerce. If the markets for online advertising and marketing and electronic commerce fail to develop or develop more slowly than we expect, we would have slower revenue growth than expected and would incur greater than expected losses, and our business, results of operations and financial condition would be harmed.

THE MARKET FOR MAKING SMALL PAYMENTS OVER THE INTERNET IS NEW AND WE CANNOT BE CERTAIN THAT A VIABLE MARKET FOR OUR PRODUCTS WILL EMERGE OR BE SUSTAINABLE

We cannot assure you that the demand for and market acceptance of Internet micropayment services will develop to a sufficient level to support our continued operations or planned expansion, and we also cannot assure you that consumers, Web sites or merchants will utilize a system for micropayment transactions over the Internet. Currently, Internet content and service providers typically use a subscription model to charge for content or services they provide, if they charge consumers directly for their content or services at all. We cannot assure you that these entities will ever adopt a method for accepting small payments for their content or services over the Internet. In addition, the development of a market for micropayments on the Internet may depend on the eventual adoption of a standard micropayment system. There can be no assurance that our micropayment system will be the system adopted by consumers, Web sites, or merchants. If a widespread demand for micropayments does not develop or if another method for micropayments is adopted as a standard, our business, results of operations and financial condition will be harmed.

WE FACE SIGNIFICANT COMPETITION FROM ONLINE INCENTIVES-BASED ADVERTISING AND MARKETING PROGRAMS AND PROVIDERS OF MICROPAYMENT SYSTEMS

We face significant competition from online incentives-based advertising and marketing programs and providers of micropayment systems. We expect competition to increase due to the lack of significant barriers to entry for online business generally and for online incentives programs and micropayment transactions in particular. Currently, several companies offer competitive online incentives programs, including MyPoints.com, Inc. and Netcentives, Inc.
We may also face competition from established Internet portals and community Web sites that engage in direct marketing, as well as from traditional advertising agencies and direct marketing companies that may seek to offer online products or services. In addition, financial service organizations, such as banks and credit card companies, or other large organizations may develop competitive micropayment systems and incentives-based advertising and marketing programs.

Some of our current and potential competitors have longer operating histories, greater brand recognition, larger client and member bases and significantly greater financial, technical and marketing resources than we do. These advantages may enable them to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners and advertisers. As a result, it is possible that our existing competitors or new competitors may rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully, and competitive pressures may adversely affect our business, results of operations and financial condition.

A SIGNIFICANT PORTION OF OUR QUARTERLY REVENUES IS RECOGNIZED FROM A LIMITED NUMBER OF ADVERTISING AND MARKETING CLIENTS

A significant portion of our revenues to date have been recognized from a limited number of advertising and marketing clients. Our five largest clients accounted for approximately 65% and 37% of our revenues for the year ended December 31, 1998 and the nine months ended September 30, 1999, respectively and our ten largest clients accounted for approximately 84% and 56% of our revenues for the year ended December 31, 1998 and the nine months ended September 30, 1999, respectively. We generally do not have long-term contracts with any of our clients, and clients can generally terminate their relationships with us upon specified notice and without penalties. Our client base fluctuates significantly from quarter to quarter primarily as a result of the advertising and marketing budget cycles of individual clients. In addition, to date this fluctuating client base has been drawn from a concentrated group of companies. Revenues from significant clients as a percentage of total revenues are as follows:

YEAR ENDED DECEMBER 31, 1998
  Qwest Communications International, Inc...................   22%
  Interactive Coupon Network (Cool Savings).................   16%
NINE MONTHS ENDED SEPTEMBER 30, 1999
  Qwest Communications International, Inc...................    9%
  autobytel.com inc.........................................    9%

We expect that the majority of our revenues will continue to depend on sales to a relatively small number of clients and that our client base will continue to vary significantly from quarter to quarter. Any negative change in our relationship with or downturn in the business of clients or any general downturn in the businesses of the concentrated group of companies from which our client base is drawn could seriously harm our results of operations.

IF WE FAIL TO ADAPT TO RAPID CHANGE IN OUR INDUSTRY OR OUR INTERNALLY DEVELOPED SYSTEMS CANNOT BE MODIFIED PROPERLY FOR INCREASED TRAFFIC OR VOLUME, OUR PRODUCTS AND SERVICES MAY BECOME OBSOLETE

Our industry is characterized by rapid change. The introduction of products and services embodying new technologies, the emergence of new industry standards and changing consumer needs and preferences could render our existing services obsolete and unmarketable. Our future success will depend in part on our ability to respond effectively to rapidly changing technologies, industry standards and customer requirements by adapting and improving the performance features and reliability of our services. We may experience technical difficulties that could delay or prevent the successful development, introduction or marketing of new products and services. In addition, any new enhancements to our products and services must meet the requirements of our current and prospective users. We could incur substantial costs to modify our services or infrastructure to adapt to rapid change in our industry.

We internally developed our systems for maintaining our Web site processing transactions and maintaining member accounts. If, in the future, we cannot modify these systems to accommodate increased traffic and an increased volume of transactions and orders, we could suffer slower response time, problems with customer service and delays in reporting accurate financial information. During the first six months of 1999, we experienced instances of unscheduled system downtime, which resulted in our Web site being inaccessible for periods ranging from several minutes to several hours and could experience such unscheduled system downtime in the future.

WE RELY ON OUR INTELLECTUAL PROPERTY RIGHTS AND IF WE ARE UNABLE TO PROTECT THESE RIGHTS, WE MAY FACE INCREASED COMPETITION OR GREATER DIFFICULTY IN SUCCESSFULLY ESTABLISHING THE CYBERGOLD BRAND

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology or business model. Monitoring unauthorized use of our technology and business model is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology and business model. In addition, our business activities may infringe upon the proprietary rights of others, and, from time to time, we have received and may continue to receive, claims of infringement against us.

In July 1999, Cybergold received a letter from TechSearch L.L.C. claiming that Cybergold infringes on U.S. patent 5,253,341. TechSearch initially offered to grant to Cybergold a perpetual license to the patent and grant a full release for any past infringement in exchange for the payment of $150,000. This offer expired on August 1999. TechSearch states that its patent claims methods and systems for retrieving graphical and/or audio data from a remote server in response to a query and for then presenting the information to an end user, and that Cybergold infringes on TechSearch's patent by providing audio/visual and graphical presentations to end users. Cybergold is assessing the validity of TechSearch's claim, and upon the completion of such assessment, will evaluate the merits of entering into a license or other similar arrangement.

Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time consuming and expensive to resolve and would divert management's time and attention away from our business. Any potential intellectual property litigation could also force us to do one or more of the following:

     - make significant changes to the structure and operation of our business;

     - attempt to design around a third party's patent; or

     - license alternative technology from another party.

Implementation of any of these alternatives could be costly and time consuming, and may not be possible. Accordingly, an adverse determination in any litigation that we are a party to would have a material adverse effect on our business, results of operations and financial condition.

Cybergold has two issued U.S. Patents covering its business model and software architecture. We also have U.S. and foreign pending patent applications. Cybergold is our only registered trademark, although we have applied to register additional trademarks in the United States. We cannot assure you that our patents or trademarks will not be successfully challenged by others or invalidated. As in the case of any patent covering a business method, it is possible that, unknown to Cybergold, some third party was using business methods the same as or similar to those claimed in Cybergold's patents before Cybergold's patent applications were filed, which might render Cybergold's patents invalid. In addition, we cannot assure you that our pending patents will be issued or that our trademark registrations will be approved. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we entered into arrangements with the third-party owners, which might not be possible on reasonable terms.

We generally enter into confidentiality or license agreements with our employees and consultants, and control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, unauthorized parties may attempt to disclose, obtain or use our solutions or technologies. We cannot assure you that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

ANY FAILURE OF OUR NETWORK INFRASTRUCTURE COULD AFFECT OUR ABILITY TO OPERATE OUR WEB SITE AND OUR BUSINESS

Our success depends on the capacity, reliability and security of our networking hardware, software and telecommunications infrastructure. We use network servers that are housed at an Internet co-location service provider's data center in San Jose, California. Despite precautions taken by us and the host of our Web site, our system is susceptible to natural and man-made disasters such as earthquakes, fires, floods, power loss and vandalism. Telecommunications failures, computer viruses, electronic break-ins or other similar disruptive problems could adversely affect the operation of our systems. In addition, any technical failure or security problems at our Internet service provider and co-location facility could harm our business, financial condition and results of operations. Our insurance policies may not adequately compensate us for any losses that may occur due to any damages or interruptions in our systems. Accordingly, we could be required to make capital expenditures in the event of unanticipated damage. We do not currently have redundant systems or a formal disaster recovery plan.

In addition, our members depend on Internet service providers for access to our Web site. Internet service providers and Web sites have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. These problems could harm our business, results of operations and financial condition.

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED

Our success will depend in part on our ability to manage our growth and expansion effectively. We plan to expand our technology, sales, administrative and marketing organizations. Our anticipated future expansion may place a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures and to expand, train and manage our workforce.

MANY OF OUR KEY PERSONNEL ARE NEW TO CYBERGOLD AND MAY NOT WORK TOGETHER SUCCESSFULLY

A number of people on our management team and sales force have joined Cybergold in the last 12 months. Our management team has limited experience working together. Our future performance will depend, in part, on our ability to integrate successfully our newly hired executive officers into our management team, and our ability to develop an effective working relationship among management. Our executive officers, who have worked together for only a short time, may not be successful in working together or managing our company. Any dissent among executive officers, or between our officers and our board of directors, could affect our ability to make strategic decisions. In addition, the majority of our sales force has joined Cybergold in the last nine months and they have limited experience marketing our services and working together. If our key personnel are unable to market our services and work together successfully, our business, results of operations and financial condition could be harmed.

COMPETITION FOR EMPLOYEES IN OUR INDUSTRY AND IN OUR GEOGRAPHIC REGION IS INTENSE, AND WE MAY NOT BE ABLE TO HIRE OR RETAIN KEY EMPLOYEES

Our future success will depend, in part, on our ability to attract and retain highly skilled employees, particularly management, sales and technical personnel. Competition for employees in our industry and in our geographic region is intense. We may be unable to retain our key employees or to attract other highly qualified employees in the future. We have experienced difficulty from time to time in retaining and attracting the personnel necessary to support the growth of our business, particularly engineering and sales personnel, and we may experience similar difficulty in the future. If we are unable to hire or retain key employees, our business, results of operations and financial condition will be harmed.

POTENTIAL ACQUISITIONS MAY BE DIFFICULT TO ASSIMILATE INTO OUR OPERATIONS, USE A SIGNIFICANT AMOUNT OF OUR AVAILABLE CASH, RESULT IN DILUTION TO OUR STOCKHOLDERS AND ADVERSELY AFFECT OUR REPORTED RESULTS OF OPERATIONS

We may acquire or make investments in businesses, products, services, or technologies to carry out our business strategy. We have not made a significant acquisition or investment to date. If we acquire businesses, products, services or technologies, we could have difficulty in assimilating them into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, effecting acquisitions could require use of a significant amount of our available cash. Furthermore, we may have to issue equity or equity-linked securities to pay for future acquisitions, and any of these issuances could be dilutive to existing and future stockholders. In addition, acquisitions and investments may have negative effects on our reported results of operations due to acquisition-related charges and amortization of acquired technology and other intangibles. Any of these acquisition-related risks or costs could harm our business, financial condition and operating results.

IF WE EXPAND OUR BUSINESS INTERNATIONALLY WE MAY BE SUBJECT TO FOREIGN GOVERNMENT REGULATION AND TAXATION, CURRENCY ISSUES, DIFFICULTIES IN MANAGING FOREIGN OPERATIONS AND FOREIGN POLITICAL AND ECONOMIC INSTABILITY

An element of our growth strategy is to introduce our services in international markets. Our participation in international markets will be subject to a number of risks, including foreign government regulations, export license requirements, tariffs and taxes, fluctuations in currency exchange rates, introduction of the European Union common currency, difficulties in managing foreign operations and political and economic instability. To the extent our potential international members are impacted by currency devaluations, general economic crises or other macroeconomic events, the ability of our members to utilize our services could be diminished. In order to help us address some of the risks associated with introducing our services internationally, we believe it will be necessary to establish strategic relationships with international partners. To date, we have not entered into any strategic relationship with any international partners. We cannot assure you that we will be able to establish international relationships, or that if established, they will be successful. In addition, we cannot assure you that electronic commerce will develop successfully in international markets or that potential members in these foreign markets will utilize incentives-based marketing programs. Furthermore, we cannot assure you that we will be able to develop banking relationships with foreign banks or overcome any legal restrictions related to offering cash rewards and incentives that exist in foreign jurisdictions. Any failure to develop our business internationally may harm our competitive position and consequently our business.

WE MAY NEED MORE WORKING CAPITAL TO EXPAND OUR BUSINESS, AND OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN

We currently anticipate that our available cash resources combined with the net proceeds from this offering will be sufficient to meet our anticipated capital expenditures and working capital requirements through the end of 2000. However, we may need to raise additional funds sooner to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses, or technologies. If additional funds are raised through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be harmed by this limitation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of working capital and capital expenditures.

                     RISKS RELATED TO THE INTERNET INDUSTRY

IF WE ARE UNABLE TO SECURELY MAINTAIN OUR MEMBERSHIP DATABASE, MEMBERS MAY BE DETERRED FROM USING OUR SERVICES

An important feature of our program is our ability to develop and maintain individual member profiles. Security and privacy concerns may cause consumers to resist providing the personal data necessary to support this profiling capability. As a result of these security and privacy concerns, we may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches. Use of our Cybergold Earn & Spend Community could decline if any compromise of security occurred. In addition, if unauthorized third parties gain access to our system and alter or destroy information in our database, our ability to target direct marketing offers to members would be harmed. We could also be subject to legal claims from members. Any public perception that we engaged in unauthorized release of member information would adversely affect our ability to attract and retain members. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

We maintain a database containing information on our members, including their account balances. Our database may be accessed by unauthorized users accessing our systems remotely. If we experience a security breach, the integrity of our database may be jeopardized. Any breach of this type could lead to financial losses through the unauthorized redemption of monies.

WE COULD BE SUBJECT TO LIABILITY FOR ONLINE CONTENT THAT MAY NOT BE COVERED BY OUR INSURANCE

The nature and breadth of information disseminated on our Web site could expose us to liability in various areas, including claims relating to:

     - programs and promotions we offer;

     - content and publication of various materials posted on our Web site based on defamation, libel, negligence, personal injury and other legal theories; and

     - copyright or trademark infringement and wrongful action due to the actions of third parties.

Claims of these kind against us would result in our incurring substantial costs and would have a negative impact on our financial and other resources. If there were numerous claims, or if the claims were severe, we would need to implement measures to reduce our exposure and potential liability. Accordingly, we may be required to change our services in such a way that would be less attractive to our advertisers, marketers, merchants and members. This in turn could reduce traffic to our Web site, negatively impact our membership or reduce our revenue from electronic commerce or advertising and marketing. Our general liability insurance may be insufficient to cover expenses and losses in connection with any claims against us. To the extent our insurance coverage does not cover liability or expenses we incur, our business, financial condition and results of operations would be harmed.

IF THE INTERNET INFRASTRUCTURE FAILS TO DEVELOP OR BE ADEQUATELY MAINTAINED, OUR BUSINESS WOULD BE HARMED BECAUSE MEMBERS MAY NOT BE ABLE TO ACCESS OUR SERVICES

We depend on the Internet infrastructure to provide the performance, capacity and reliability needed to support the anticipated expansion of electronic commerce on the Internet. If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, and its performance and reliability may decline. Among other things, continued development of the Internet infrastructure will require a reliable network backbone with necessary speed, data capacity and security. Currently, there are regular failures of the Internet network infrastructure, and there are likely to be more in the future. These failures may undermine our marketing clients' and our members' confidence in the Internet as a viable commercial medium. Any actual or perceived degradation in the performance of the Internet as a whole could undermine the benefits of our services. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to government regulation. If outages or delays occur frequently in the future, electronic commerce and the use of our services could grow more slowly or decline, which could harm our business, results of operations and financial condition.

WE MAY BE VULNERABLE TO UNAUTHORIZED ACCESS, COMPUTER VIRUSES AND OTHER DISRUPTION PROBLEMS THAT COULD REQUIRE INTERRUPTIONS, DELAYS OR CESSATION OF SERVICE TO USERS ACCESSING OUR WEB SITE

Despite the implementation of security measures, our networks may be vulnerable to unauthorized and illegal access, computer viruses and other disruptive problems. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing our Web site, which could have a material adverse effect on our business, results of operations and financial condition. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our Internet operations. Internet service providers and online service providers have in the past experienced, and may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Although we intend to continue to implement security measures, we cannot be certain that measures implemented by us will not be circumvented in the future.

INCREASED SECURITY RISKS OF TRANSMISSION OF CONFIDENTIAL INFORMATION OVER PUBLIC NETWORKS MAY DETER USE OF OUR SERVICES

A necessity of online commerce and communications is the secure transmission of confidential information over public networks. Our security measures may not prevent security breaches. Any failure to prevent security breaches could harm our business. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any compromise of our security could harm our reputation and, therefore, our business.

FUTURE REGULATION OF THE INTERNET COULD RESTRICT THE OPERATION AND GROWTH OF OUR BUSINESS

Any new regulation of the Internet could inhibit growth of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could have a material and adverse effect on our business. The laws governing the Internet and e-mail services remain largely unsettled. There is no single governmental body overseeing our industry, and many state laws enacted in recent years have different and sometimes inconsistent application to our business.

In addition, industry standards and practices by e-mail providers, including Internet service providers and other third-party e-mail providers, vary. Some of these providers have blocked in the past and, at their discretion, may in the future elect to block, all e-mails coming from a specific domain, such as Cybergold. We have experienced limited blockages by some e-mail providers of e-mail correspondence from us. These blockages have not had a material effect on our business, results of operations or financial condition. However, because our revenues are driven in part by the number of members to whom we are able to deliver targeted e-mails, any blockage of e-mails by a significant e-mail provider, or by a significant number of e-mail providers in the aggregate, of e-mails coming from us could harm our business, results of operations and financial condition.

  POTENTIAL PRIVACY REGULATION

In addition, the Federal Trade Commission is considering the adoption of regulations regarding the collection and use of personal information obtained from individuals, especially children, when accessing Web sites. These regulations could restrict our ability to provide demographic data to our advertising and marketing clients. At the international level, the European Union has adopted a directive that will impose restrictions on the collection and use of personal data. This directive could affect U.S. companies that collect information over the Internet from individuals in European Union member countries and may impose restrictions that are more stringent than current Internet privacy standards in the United States. These developments could have an adverse effect on our business, results of operations and financial condition.

  POTENTIAL CURRENCY REGULATION

Our online incentive program rewards are not currently subject to currency regulation in any jurisdiction. If any governmental agency deemed that our rewards are subject to currency regulation, our business, financial condition and results of operations could be harmed.

  POTENTIAL FOREIGN REGULATION

Governments of foreign countries may also attempt to regulate electronic commerce. New laws could stall the growth of the Internet and decrease the acceptance of the Internet as a commercial medium. In addition, existing laws such as those governing intellectual property and privacy may be interpreted to apply to the Internet. In the event that foreign governments, the federal government, state governments or other governmental authorities adopt, modify or re-interpret laws or regulations relating to the Internet, our business, results of operations and financial condition could be harmed.

  POTENTIAL ELECTRONIC COMMERCE REGULATION

In 1998, the United States government enacted a three-year moratorium prohibiting states and local governments from imposing new taxes on electronic commerce transactions. Upon expiration of this moratorium, if it is not extended, states or other governments may levy sales or use taxes on electronic commerce transactions. An increase in the taxation of electronic commerce transactions may make the Internet less attractive for consumers and businesses which would harm our business.

WE FACE A NUMBER OF UNKNOWN RISKS ASSOCIATED WITH THE YEAR 2000 PROBLEM, ANY OF WHICH MAY HARM OUR BUSINESS

Many currently installed computer systems and software products are coded to accept only two digit entries in their date code field. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software products used by many companies may need to be upgraded to comply with these Year 2000 requirements.

The costs we have incurred and expect to incur related to Year 2000 compliance have not been material to our business, results of operations or financial condition. In the event that our assessment of our Year 2000 readiness is inaccurate, we could be required to expend substantial resources to remedy any unanticipated Year 2000 problems. Costs associated with unanticipated Year 2000 problems and difficulties in remedying these problems by year-end could have a material adverse effect on our business, results of operations and financial condition.

The most likely Year 2000 failure scenario attributable to a supplier or customer is a systematic failure beyond our control or the supplier's or customer's immediate control, such as a prolonged data communication, telecommunications or electrical failure. A failure of this sort could prevent members from accessing our Web site and prevent us from operating our business. The primary business risks in the event of such a failure would include lost revenues, increased operating expenses and loss of members. Any of these risks could have a material adverse effect on our business, results of operations and financial condition.

We have developed a contingency plan to address Year 2000 problems that are not detected and corrected prior to their occurrence. However, the contingency plan notes high reliance on auxiliary, third-party platforms and systems. The implementation of the contingency plan depends on cooperation and support from these vendors.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At September 30, 1999, $49.2 million of our cash, cash equivalents and short-term investments portfolio carried maturities of less than one year. Cybergold has the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of +/- 10% over a six month horizon would not have a material effect on the fair market value of the portfolio.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

NONE

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS


During the three months ended September 30, 1999 and prior to the closing of our initial public offering, we granted options to purchase 226,727 shares of common stock to employees, consultants and other service providers of the Company under our 1996 Stock Option Plan. During the three months ended September 30, 1999 and prior to the closing of our initial public offering, employees, consultants and other service providers of the Company exercised options for 29,504 shares of common stock.

The sale of the above securities was deemed to be exempt from registration under the Securities Act of 1933 ("the Act") in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

The effective date of the Registration Statement for the Company's initial public offering filed on Form S-1 under the Securities Act of 1933 (File No. 333-79067) was September 22, 1999. The class of securities registered was common stock. The offering commenced on September 22, 1999 and was terminated on September 28, 1999. The managing underwriters for the offering were SG Cowen Securities Corporation, CIBC World Markets Corp., Volpe Brown Whelan & Company and E*OFFERING Corp. Pursuant to the Registration Statement, 5,000,000 shares of the Company's Common Stock were sold. The Company estimated expenses of approximately $4.2 million, of which $3.2 million represented underwriting discounts and commissions and approximately $1.0 million represented other expenses related to the offering. None of the expenses incurred in the offering were direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer. The net proceeds to the Company after total expenses were approximately $40.6 million.

On September 20, 1999, the Company effected a three-for-two reverse stock split of its shares of preferred stock and common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the three months ended September 30, 1999, the following matters were submitted to the security holders of the Company:

In September 1999, prior to the Company's initial public offering, the Company solicited and obtained the approval of its stockholders through a Written Consent of Stockholders to amend and restate its Certificate of Incorporation, amend and restate it Bylaws, and adopt the Company's 1999 Omnibus Equity Incentive Plan, 1999 Employee Stock Purchase Plan, and a form of Indemnification Agreement for indemnification of the Company's directors and executive officers. The number of votes cast for such matter was 10,839,803, representing 75.4% of the 14,368,590 shares outstanding at that time.

In July 1999, the Company's predecessor corporation,CyberGold,Inc., a California corporation, solicited and obtained the approval of its shareholders through a Written Consent of Shareholders to adopt and approve a Plan of Reorganization pursuant to which the Company changed its state of incorporation from California to Delaware, its current state of incorporation. The number of votes cast for such matter was 13,372,289,representing 95.6% of the 13,983,940 shares outstanding at the time.

ITEM 5.  OTHER INFORMATION

NONE

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a) The following exhibits are filed as part of this report:

27.1 Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                 CYBERGOLD, INC.
                                   FORM 10-Q
                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Cybergold, Inc.



Date:  November 15, 1999                           By: /s/ John D. Steuart
       -----------------------                     ----------------------------
                                                         John D. Steuart
                                                     CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

Exhibit
  No.                    Description
-------                  -----------
 27.1             Financial Data Schedule