Form 10-K
period 1999-12-31
CYBERGOLD INC
filed 2000-03-30
CIK 1086937

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-27329

                            ------------------------

                                CYBERGOLD, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                          7311                         94-3212392
   (STATE OF INCORPORATION)      (PRIMARY STANDARD INDUSTRIAL          (I.R.S. EMPLOYER
                                     CLASSIFICATION CODE)           IDENTIFICATION NUMBER)

                           1330 BROADWAY, 12TH FLOOR
                           OAKLAND, CALIFORNIA 94612
   (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                 (510) 302-3000
              (REGISTRANTS TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK $0.00015 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 27, 2000 was approximately $90,441,248 (based on the last reported sale price on the NASDAQ National Market on that date). The number of shares outstanding of the registrant's common stock as of March 27, 2000 was 19,325,996.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                CYBERGOLD, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   15
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submissions of Matters to a Vote of Security Holders........   15
                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   17
Item 8.   Financial Statements and Supplementary Data.................   35
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................   51
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   51
Item 11.  Executive Compensation......................................   51
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   51
Item 13.  Certain Relationships and Related Transactions..............   51
                                  PART IV
Item 14.  Exhibits, Financial Statements Schedules and Reports on Form
          8-K.........................................................   51
Signatures............................................................   52

                                     PART I

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT CYBERGOLD AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. CYBERGOLD'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. CYBERGOLD UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1. BUSINESS

     We were incorporated under the name Cyber-Bucks, Inc. in California in October 1994. We subsequently changed our name to CyberGold, Inc. and reincorporated under the name Cybergold, Inc. in Delaware in August 1999. Reference in this Report to "Cybergold", "we", "our", and "us" refer to Cybergold, Inc. Cybergold's principal offices are located at 1330 Broadway, 12th Floor, Oakland, California 94612, and its telephone number at that location is
(510) 302-3000.

     We are a leading provider of online direct marketing and advertising solutions. We combine Internet-based direct marketing and advertising services with programs that reward consumers with cash when they perform actions desired by our advertising and marketing clients. These cash-based online incentives programs are intended to provide flexible, incentive-marketing solutions for our clients. For our incentive program, our advertising and marketing clients are only charged when our members execute specific predefined actions, providing these clients with a known cost to achieve the desired response to their advertising campaigns. By leveraging our member database and our targeting capabilities, we are able to offer our clients customized, targeted advertising solutions designed to improve advertisement response rates and reduce the cost of acquiring new customers.

     We serve three main constituencies: advertising and marketing clients, consumer members and merchants. Advertising and marketing clients use Cybergold to cost-effectively acquire new customers with offers and cash incentives. Consumer members use Cybergold to earn cash rewards for responding to offers on our Web site, on third-party Web sites and through e-mail campaigns. Merchants use Cybergold as a cost-effective means to sell inexpensive digital content, services and products on a pay-per-transaction basis to the Cybergold membership base.

     Our business revolves around what we call the Earn & Spend Community -- a place on the Internet where consumers can earn cash incentives for responding to online marketing offers presented by our advertising and marketing clients and then spend the cash with merchants. By opening a Cybergold account, a consumer can become a member of the Earn & Spend Community. The cash earned by our consumer members can be credited to either their VISA or bank accounts from their Cybergold account or be used to purchase content, services and products, including software, music, games, credit reporting services and original artistic works and publications through our Earn & Spend Community. As of December 31, 1999, we had approximately 4.0 million consumer members. Advertising and marketing clients that use our service include autobytel.com, inc., The Walt Disney Company, Doubleday, yesmail.com, inc., Uproar (E-Pub Services Ltd.) and MBNA America Bank.

INDUSTRY BACKGROUND

  Growth of the Internet and Online Commerce

     The Internet has emerged rapidly as an important medium for facilitating communication, disseminating information and conducting commerce. International Data Corporation estimates that the number of Internet users worldwide exceeded 200 million in 1999 and will grow to approximately 600 million by the end of 2003. Jupiter Communications estimates that e-commerce in the United States will reach approximately $78 billion by the end of 2003, up from approximately $15 billion in 1999. The availability of a broad range of content and the acceptance of electronic commerce has driven rapid Internet adoption by businesses and consumers alike, which has in turn stimulated the proliferation of additional content and electronic commerce.

  Online Advertising and Direct Marketing

     The Internet possesses unique and commercially powerful characteristics that differentiate it from traditional forms of media, including a lack of geographic or temporal limitations, real time access to dynamic interactive content and instantaneous connections between advertisers, marketers and consumers. Advertisers and marketers are particularly attracted to the Internet because it enables them to distribute information efficiently, reach potential customers globally and engage in one-to-one customer interaction. These capabilities create significant opportunities for advertisers, marketers and merchants to develop direct relationships with consumers. The Internet also facilitates the efficient collection of valuable customer data and demographic information, enabling advertisers and marketers to develop targeted marketing campaigns directed to existing and potential customers.

     These characteristics have resulted in the rapid growth of Internet advertising. Jupiter Communications estimates that worldwide Internet advertising expenditures in 1999 were approximately $3.2 billion and projects Internet advertising expenditures to increase to approximately $11.5 billion in 2003. The majority of Internet advertising to date has been in the form of passive banner advertising. However, as the number of Web sites and amount of advertising on the Internet has proliferated, we believe decreasing consumer response to banner advertising has led advertisers and marketers to question the effectiveness of such advertising and marketing campaigns. Jupiter Communications estimates that click-through rates, used by advertisers to measure the effectiveness of their online efforts, will declined from just under 1.0% in 1999 to 0.05% in 2000.

     These trends are causing marketers to consider alternative marketing solutions that encourage consumers not only to pay greater attention to marketing messages but also to increase response rates to those messages. Conversely, many consumers prefer to limit the number of advertisements to which they are exposed and prefer to be exposed only to those advertisements for products or services in which they are interested. We believe that the inability of traditional banner advertising to maximize the powerful one-to-one relationships enabled by the Internet has led advertisers to place greater emphasis on online direct marketing as a more effective means to convert Internet users into customers. The Direct Marketing Association estimates that spending on Internet direct marketing will grow from $1.3 billion in 1999 to $8.6 billion in 2004, representing a compound annual growth rate of 46%.

  Online Incentive Programs

     As advertisers and marketers seek to increase the effectiveness and efficiency of their online marketing efforts, they are turning to incentives-based programs, which reward consumers for their attention or specific response to ads and promotions. Because advertisers are charged on a cost-per-action basis in these programs, advertisers are provided with a predictable cost for the desired response. In contrast, banner advertisers pay simply for the number of times a banner appears on a Web site page, regardless of how many consumers actually view or click on the banners or whether they take additional actions based on what they read.

     Most incentives-based programs offer consumers the ability to earn "points" that are redeemable only for limited products, frequent flyer miles or other non-cash rewards. These non-cash incentive programs often have significant limitations on redemption due to the limited items for which rewards can be redeemed as well as various program restrictions. For example, programs offering frequent flyer miles are often restrictive and generally only appeal to consumers who otherwise actively participate in frequent flyer programs. In addition, rewards for participation in online direct marketing programs mostly come in small increments and the redemption opportunities generally require large outlays of points. Therefore, while these programs have the potential to provide significant benefits to advertisers and marketers, they remain limited to a subset of Internet users.

  Online Payment Mechanisms

     Traditionally, Internet companies have chosen either to fund the free distribution of content or services through selling banner advertising on their Web sites or to sell their content or services on a subscription basis. Although banner ad rates have declined in past years, Jupiter Communications reports that effective CPM rates (i.e. cost per thousand impressions multiplied by the percentage of inventory sold) rose in 1999 to $3.20 from $2.60 in 1998 and are expected to rise to $4.80 by 2003. This rise can be attributed to better targeting, more sophisticated online media planning, and higher demand for available inventory. Despite this rise, in order to offset an increasingly competitive marketplace, Internet content and service providers will continue to search for other revenue sources, including the sale of content or services on a per transaction basis.

     While credit cards have traditionally been the dominant form of payment for Internet transactions, the relatively high costs of processing credit card payments makes them less suitable for small Internet purchases. In addition, consumers have traditionally been reluctant to use credit cards for purchases. As a result, the absence of a broadly accepted online payment system has left sales of some content, services and products economically impractical. In addition, a significant subset of customers do not possess credit cards for cultural or economic reasons or are unwilling to use credit cards on-line due to perceived security risks. These consumers are effectively shut out from e-commerce transactions today.

  Market Opportunity

     Advertisers, marketers and merchants need more effective means to induce consumers to respond to online advertising and marketing and facilitate the online purchase of some content, goods and services. While there have been several attempts to address these needs, current incentives-based online advertising and marketing and payment solutions have a number of significant limitations. Current incentives-based online advertising and marketing campaigns impose significant limitations on consumer choice, limiting consumers' ability to monetize their time spent online. These shortcomings limit the utility and flexibility of incentives-based online marketing programs and, therefore, consumers' desire to participate. In addition, current transaction processing methods for the distribution of some content, services and products are prohibitively expensive. There is a need for online incentives-based advertising and marketing and payment solutions, which effectively target consumers and provide consumers with greater flexibility and purchasing opportunities.

THE CYBERGOLD SOLUTION

     We are a leading provider of online direct marketing and cash-based incentive advertising solutions. We believe that we are the first online company to combine a cash-based incentive program with a direct marketing approach that provides extensive benefits for our advertising and marketing clients, consumer members and merchants. As of December 31, 1999, our Earn & Spend Community has approximately 4.0 million consumer members, which enables our advertising and marketing clients to offer cost-per-action incentive programs either to our entire member database or to a targeted subset. Members are compensated for responding to online advertisements or promotions by performing client-specified actions, such as filling out online surveys or purchasing products or services. Internet users become Cybergold members at no cost by completing a short online registration form on our Web site or on a co-marketer or co-registration Web site.

     In order to manage these cash-based incentive programs on our Web site and on other sites, we have developed a proprietary transaction system that enables the cost-effective management of cash-based incentive reward programs and payment transactions. Our Earn & Spend Community allows our members to earn cash by interacting with offers that appeal to their interests. For example, under a current promotion, members can earn $3.00 for requesting a quote for a new car from our marketing client, autobytel.com, inc. The cash earned by our members is deposited in their Cybergold accounts and can then be credited to either their VISA cards or bank accounts or be used to purchase content, services and products, including software, music, games and original artistic works and publications.

     Benefits of our unique incentive programs include:

  Advertising and Marketing Client Benefits

     - Flexible and Effective Marketing Solution. We provide a variety of advertising and marketing services for our clients, including incentive offers on our Earn & Spend Community site, targeted and untargeted e-mails, and ad campaigns that offer cash incentives directly on third-party sites. We believe our services provide our clients with more effective advertising tools to induce desired consumer behavior, including purchasing, product evaluation and subscriptions.

     - Cost-Per-Action Payment Structure. We provide a cost-per-action incentive marketing solution, in which our clients are only charged when our members take pre-defined actions specified by our clients. In addition, we offer integrated campaigns which include a fee for each email sent in addition to a fixed cost-per-action incentive at our website. Our cost-per-action solution provides our clients with both a known cost per yield for each advertising and marketing campaign, the costs of acquiring new customers and risk.

     - Measurable Results. Member actions in response to client marketing messages are instantly recorded in our database, allowing clients to measure the effectiveness of their advertising campaigns on an ongoing basis. Clients are able to review and modify their campaigns at any time to react to customer response rates.

     - Targeting Capability. By leveraging our database of approximately 4.0 million consumer members, we are able to provide customized, targeted campaigns for our clients. This targeting capability enables our clients to focus on specific demographic segments or groups of users that exhibit desirable online behavioral patterns. We believe that by focusing on a specific target audience, our clients should increase response rates and reduce their customer acquisition costs.

  Member Benefits

     - Cash Rewards. Unlike other online incentive programs that reward the customer with "points" redeemable for frequent flyer miles, specified products or other non-cash rewards, we reward our members with cash. One Cybergold dollar equals one U.S. dollar. The dollars our members earn are accumulated in a Cybergold account and can be credited to their VISA cards or bank accounts. We also offer a number of online spending opportunities to our members, such as the ability to purchase digital content, services and products, including software, music, games, credit reporting services, original artistic works and publications, and gift certificates as well as donations to charitable organizations.

     - Member Choice. Our online incentives programs provide two primary benefits for members. First, members may choose to respond only to advertising and marketing that interests them and provides a reward to induce their participation. Second, members earn cash rewards, which they can choose to spend on online purchases or have credited to their VISA cards or bank accounts. This enables members to pursue advertising and marketing that interests them, increasing the quality of their online experience.

  Merchant Benefits

     - New Revenue Opportunity. With Cybergold's Mint Transactions System, our merchant's sales teams, brand managers and entrepreneurs possess a powerful e-commerce tool that expands the interactivity and targeting abilities of the Internet. It also allows low cost product trials and promotions to merchants and gives on-line merchants a chance to get creative with cash rebates and co-marketing opportunities on a new site. All the emerging consumer markets can benefit from the Mint's ability to work as an Internet "currency".

     - The most unique revenue opportunity Cybergold offers is the Earn and Spend Community. This community brings together our consumer members, the advertiser and the online merchants through the exchange of Cybergold dollars. Any new web site who chooses to install the Mint Transactions System to add Cybergold as a method of payment instantly accesses Cybergold consumer members who more than likely already have money sitting in their accounts. Merchants gain customers, simply by adding additional functionality to their web site.

     - In addition, if Cybergold members wish to purchase items that cost more than the amount of Cybergold dollars in their accounts, they can deposit additional funds into their Cybergold accounts from their VISA cards. Our broad membership community gives merchants an established base of potential customers.

     Value-Added Services. We provide merchants with "non-hosted" and "hosted" value-added services. In "non-hosted" solutions, our payment transaction system enables merchants to sell inexpensive digital content, services and products on their own Web sites. In "hosted" solutions, we provide the merchants with a complete suite of Web site hosting, systems administration, transaction processing and integration services, while the merchant only provides the content.

STRATEGY

     Our objective is to enhance our position in online direct marketing and incentives-based advertising. We intend to achieve our objective through the following key strategies:

     Increase Size of Membership Base. We intend to continue to expand our membership base through membership acquisition activities such as co-registration programs, co-marketing programs and advertising on third-party Internet sites. We also plan to initiate offline branding and promotional campaigns using broadcast, print and outdoor advertising in order to attract new members. In addition, we intend to explore international opportunities, including potential strategic alliances, in order to extend the reach of the Cybergold brand.

     Increase Number of Advertising and Marketing Clients. We are seeking to broaden our advertising and marketing client base by increasing our direct and indirect sales and marketing efforts. We plan to increase significantly the size of our direct sales force and to open additional regional sales offices. In addition, we are seeking to take advantage of existing distribution channels, such as advertising networks, to expand the number of advertisers using our incentive marketing system.

     Increase Brand Awareness. We are focused on increasing brand awareness to attract and retain members, advertising and marketing clients and merchants. We intend to use a combination of online and offline advertising, direct marketing, public relations and other marketing programs designed to promote the Cybergold brand and build loyalty among our members, clients and merchants. We also intend to develop promotional and media campaigns with well-known Internet companies and offline marketers of branded consumer products and services.

     Expand Earn & Spend Opportunities to Other Web Sites. Although we currently are primarily a site-centric service, our payment technology enables our Earn & Spend capabilities to function on third-party Web sites. To date, a number of Web sites have installed the Cybergold Mint Transactions System, our electronic commerce payment software, on their servers. We are seeking to aggressively expand Cybergold Mint Transactions System installations on other Web sites to increase the number of Internet users who are exposed to the Cybergold Earn & Spend Community and establish additional sources of revenue. We are also pursuing strategic relationships with electronic commerce infrastructure vendors to further expand the distribution of the Cybergold Mint Transactions System technology.

     Enhance Cybergold Earn & Spend Community. We intend to continue to enhance the Cybergold Earn & Spend Community by increasing the number and variety of incentive offers provided and the breadth of online purchasing opportunities. During the fourth quarter of 1999, Cybergold added cash-back shopping to the Earn and Spend Community, allowing Cybergold members to earn Cybergold cash rewards for shopping with 85 on-line merchants. We believe that the Cybergold Earn & Spend Community and our technology enable individuals and businesses to sell inexpensive digital content, services and products that were previously not cost-effective to offer online.

     Pursue Strategic Acquisitions and Relationships. We intend to continue to enter into strategic relationships in order to build our Earn & Spend Community, generate additional traffic to our Web site, increase membership and establish additional sources of revenue. We have entered into strategic relationships with the First National Bank of Omaha, MBNA America Bank, Earthlink Network, Inc. and others, which have enabled us to offer our clients and members a broader selection of advertising opportunities, expanded content and more online services. In addition, we intend to pursue strategic acquisitions of complementary technologies and services in order to expand and enhance our current offering of products and services.

CYBERGOLD SERVICES

     Cybergold serves three main constituencies: advertising and marketing clients, consumer members and merchants. Advertising and marketing clients use Cybergold to cost-effectively acquire new customers with offers and cash incentives. Consumer members use Cybergold to earn cash rewards for responding to offers on our Web site, on third-party Web sites and through e-mail campaigns. Merchants use Cybergold technology as a cost-effective means to sell inexpensive digital content, services and products on a pay-per-transaction basis to the Cybergold membership base.

     Advertising and Marketing Client Services. We work closely with our advertising and marketing clients to develop marketing campaigns that are tailored to their customer acquisition needs. These programs include:

     - incentives-based offers and promotions on the Cybergold Web site;

     - targeted and untargeted e-mail campaigns conducted by us on behalf of our advertising and marketing clients;

     - programs introduced on our marketing clients' Web sites; and

     - banner ads placed on various targeted Web sites.

     Our membership database technology enables us to maintain and track information about our members. We are able to track aspects of member online activity, such as marketing programs in which specific members have participated and online purchases initiated through Cybergold. In addition, we have access to member information gathered by a number of our advertising and marketing clients. We believe that our database of membership information allows us to carefully tailor marketing campaigns to maximize their effectiveness for our clients.

     Member Services. Internet users become Cybergold members at no cost by completing a short online registration form on our Web site or on a co-marketer or co-registration Web site. Our members earn cash rewards for completing various desired actions, such as viewing an incentive offer, completing a survey or registration form or downloading software. Members can also earn rebates and incentives by purchasing a variety of products or services offered through our Web site or third-party Web sites.

     Existing members are notified of new programs and promotions through periodic e-mail distributions. In contrast to other incentive programs, our members have the opportunity not only to earn cash rewards that are transferable to their VISA cards or bank accounts, but also to spend their Cybergold cash rewards for a variety of goods and services. Cash is transferable to a member's bank account in a minimum amount of $5.00 and to a VISA card in a minimum amount of $10.00. Members are also able to transfer money from VISA cards to their Cybergold accounts to enable them to use our payment system to purchase additional content, goods and services from merchants.

     We are committed to maintaining the privacy and security of our members. We keep all personal information about our members confidential. Cybergold is a member of TRUSTe, a non-profit organization dedicated to the protection of user privacy and promotion of security online.

     Merchant Services. We offer merchants the ability to sell digital content, products and services over the Internet in transactions of any size. By lowering the high transaction costs typically associated with very small credit card transactions, we enable the cost-effective delivery of content such as articles or music for cents rather than dollars. We believe that our payment system enables new business models for merchants of content, products and services. We offer merchants with two payment environment options:

     - Non-hosted -- Cybergold's Mint Transaction System enables merchants to sell inexpensive digital content, services and products on their own Web sites.

     - Hosted -- a full-service solution where Cybergold provide the merchants with a complete suite of Web site hosting, systems administration, transaction processing and integration services, while the merchant only provides the content. This is attractive to potential merchant because Cybergold handles the customer service, security and technical components.

SALES AND MARKETING

     Our primary sales strategy is to sell our services directly to advertisers, direct marketers, ad agencies and electronic commerce merchants. We currently sell our services in the United States through a direct sales organization, with ten employees located in the San Francisco Bay Area, metropolitan Dallas, metropolitan New York and metropolitan Washington, D.C. Our sales force is dedicated to establishing and maintaining relationships with advertising and marketing clients. Our sales force uses industry directories, press, personal contacts, industry knowledge and Internet search engines to seek likely sales prospects. We also receive sales leads from advertising agencies that recommend Cybergold to their clients.

     Our marketing organization is composed of marketing communications, product management, product marketing and membership marketing groups. In addition, we also use consultants such as public relations agencies and graphic design firms to assist with marketing activities. Marketing communications is responsible for external public relations activities, managing relationships with the press and industry analysts and creating marketing collateral materials, such as sales brochures. Product management is responsible for working with our engineering department and our clients to define new products as well as enhancements to existing products and services. Product management also contributes to management development efforts, assists customers with special requirements, and provides additional resources as needed throughout our company. Product marketing is responsible for the content and graphics on our Web site, including the production and implementation of advertising and merchant offers. Product marketing also determines which additional services may be of interest to members, clients and merchants.

     Membership marketing is focused on expanding our membership base. We use a variety of methods to generate new members, including e-mail campaigns, advertising, and co-registration agreements with some of our affiliate partners, as well as referrals by current members and public relations. Currently, we attract the majority of our members through co-registration agreements with online partners, whereby registrants for those sites have the option to concurrently sign up for the Cybergold Earn & Spend Community. We believe that the convenience afforded by this co-registration capability is a significant factor in attracting new members. As of December 31, 1999, we have a network of approximately 75 affiliate partners through which we can attract new members. In addition to these online methods of increasing our membership base, we are currently planning a range of offline marketing campaigns designed to attract new members.

ADVERTISING AND MARKETING CLIENTS

     Our advertising and marketing clients pay us commissions each time a member takes an action in response to some online advertising or promotion in a manner pre-established by our client. Since inception, a total of 268 advertising and marketing clients have offered incentives using our system. In 1999, no client accounted for more than 10% of our revenue. Determined as a percentage of total revenue for the fiscal year ended December 31, 1998, the following two customers represented revenues in excess of 10%:

YEAR ENDED DECEMBER 31, 1998

Qwest Communications International, Inc. ...................   22%
Interactive Coupon Network (Cool Savings)...................   16%

     As of December 31, 1999, we have 158 advertising and marketing clients who are currently offering incentives using our system, including:

     - American Homeowners Association

     - Dynamic Trade (Discover)

     - Quintel Communications ,Inc.

     - autobytel.com, inc.

     - Financial Engines (Media Plex)

     - Uproar (E-Pub Services Ltd.)

     - HealthShop.com and Petstore.com (Media Book, Inc.)

     - MBNA America Bank

     - Netmarket Group Inc.

     - The Walt Disney Company (Disney Daily Blast, Disney Store Online, Doubleday)

     - yesmail.com, inc.

     - MotherNature.com, inc.

STRATEGIC RELATIONSHIPS

     As of December 31, 1999, we have entered into a number of strategic relationships to build our Earn & Spend Community, generate additional traffic to our Web site, increase our membership and generate additional revenue.

     These strategic relationships include:

          The First National Bank of Omaha. Our relationship with the First National Bank of Omaha enables consumers to directly credit their personal VISA accounts with money earned through Cybergold and to credit their Cybergold accounts with funds from their VISA account. Cybergold pays a monthly minimum fee to the First National Bank of Omaha, along with a transaction fee for each transfer from a Cybergold account to a VISA account.

          MBNA America Bank. Together with MBNA America Bank, we launched the co-branded Cybergold MBNA VISA card, which provides convenient and easy Internet shopping, MBNA's state-of-the-art fraud protection, VISA Platinum Plus cardholder benefits and the potential for cash incentives. Cybergold receives a fee for each co-branded card generated and transaction fees for all purchases made on these cards.

          Earthlink. We launched a private-label loyalty program with Earthlink under which Earthlink will utilize our transaction processing and account management technology to implement an incentives-based loyalty program for its members that use their Earthlink credit cards for shopping both on the Internet and offline. Cybergold receives a monthly minimum fee as well as transaction fees for Cybergold transactions that occur on Earthlink's Web site.

          yesmail.com. yesmail.com pays Cybergold for each member who signs up to receive permission emails from yesmail.com. In addition, yesmail.com pays Cybergold a percentage of the revenue it generates from sending emails to these members on behalf of advertising clients on a revenue share basis.

TECHNOLOGY

     We have developed a scaleable technology infrastructure that executes both incentive reward transactions and online payments for consumer purchases. There are two proprietary components to our infrastructure:

     - The Cybergold Mint Transaction System is our electronic commerce payment software, which runs on either our servers or the servers of our clients or merchants. The Cybergold Mint Transaction System executes both Cybergold incentive reward transactions and online payments for consumer purchases. To make worldwide distribution possible, the Cybergold Mint Transaction System employs a cryptographic system called HMAC-MD5 that offers full 128-bit security without export controls.

     - The Cybergold payment server is our real-time transaction-processing engine. This engine is optimized for high-volume financial transactions and is designed to scale by simply adding additional hardware to our system. The Cybergold payment server communicates with consumer browsers using SSL, the industry-standard Web security protocol, to safeguard all private user information.

     Our payment server includes property modules for handling:

     - interactive transactions;

     - background transactions for off-line incentive programs;

     - consumer account management and online statements;

     - VISA and bank (ACH) transfers and charity donations;

     - transaction reversal and dispute management;

     - real-time risk management with velocity checking and fraud detection;

     - context-sensitive help; and

     - automated customer assistance with escalation to our separate customer service system.

     Cybergold transactions begin when consumer members encounter advertisements offering incentive and/or purchases on our Web site or on third-party Web sites. The merchant Web servers use the Cybergold Mint Transactions System to generate rewards and payments. The transactions are sent over the Internet to the Cybergold payment servers, which move incentive funds from merchant accounts to member accounts and move payment funds from member accounts to merchant accounts. The payment servers incorporate a database of user, merchant and offer information.

     Our technology consists of proprietary programs integrated with third-party hardware and software. Our third-party hardware includes Sybase SQL Servers, Sun Solaris platforms and Apache Web servers, which members access with standard Web browsers such as Netscape Navigator and Microsoft Internet Explorer. We do not require consumers to download any software to process or store payments and rewards.

     We internally developed our systems for maintaining our Web site processing transactions and maintaining member accounts. If, in the future, we cannot modify these systems to accommodate increased traffic and an increased volume of transactions and orders, we could suffer slower response time, problems with customer service and delays in reporting accurate financial information. See "Risk Factors -- If we fail to adapt to rapid change in our industry or our internally developed systems cannot be modified properly for increased traffic or volume, our products and services may become obsolete."

COMPETITION

     The market for online direct advertising and marketing is extremely competitive. In addition, while the market for services that facilitate small-scale electronic commerce transactions is very new, we expect competition in that area to increase dramatically in the near future. We cannot assure you that we will compete successfully in this environment. Our ability to compete in these marketplaces depends on many factors, some of which are beyond our control. Please see "Risk Factors -- We face significant competition from online incentives-based advertising and marketing programs and providers of payment systems" for a list of these factors. Our failure to compete in these marketplaces could have a material adverse effect on our business, results of operations and financial condition.

     We believe that the principal competitive factors in the online incentives-based advertising market are:

     - brand recognition;

     - breadth and depth of content and services;

     - number and quality of advertising clients;

     - size of membership base;

     - ease of use;

     - transaction speed and security;

     - quality of service; and

     - technical expertise.

     We face significant competition from online incentives-based advertising and marketing programs and providers of payment systems. We expect competition to increase due to the lack of significant barriers to entry for online business generally and for online incentives-based direct marketing programs and payment transactions in particular. Currently, several companies offer competitive online incentives programs, including MyPoints.com, Inc. and Netcentives Inc. We may also face competition from established Internet portals and community Web sites that engage in direct marketing, as well as from traditional advertising agencies and direct marketing companies that may seek to offer online products or services. In addition, financial service organizations, such as banks and credit card companies or similarly situated large financial institutions may develop competitive payment systems and incentives-based advertising and marketing programs.

     Some of our current and potential competitors have longer operating histories, greater brand recognition, larger client and member bases and significantly greater financial, technical and marketing resources than we do. These advantages may enable them to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners and advertisers. As a result, it is possible that our existing competitors or new competitors may rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully, and competitive pressures may affect our business, results of operations and financial condition.

INTELLECTUAL PROPERTY

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology or business model. Monitoring unauthorized use of our technology and business model is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology and business model. In addition, our business activities may infringe upon the proprietary rights of others, and from time to time we have received, and may continue to receive, claims of infringement against us.

     Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. We have selected a limited set of companies against which we plan to assert our rights as an initial matter. If these claims cannot be resolved through licenses or similar arrangements, we could become a party to litigation with companies we consider to be infringing our intellectual property rights. In addition, we may elect to pursue claims of infringement against other entities it believes are infringing on the patents covering its business method.

     Any litigation could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time consuming and expensive to resolve and would divert management's time and attention away from our business. Any potential intellectual property litigation could also force us to do one or more of the following:

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

     The U.S. Patent and Trademark Office has issued the following patents covering our business method and software architecture:

     - Patent #5,794,210, which expires on December 11, 2015, covers Attention Brokerage, in which users are compensated, whether through cash, frequent flier points or other forms of compensation, for paying attention online to advertisements, promotions and similar information, and Orthogonal Sponsorship, in which users can apply their earned compensation to purchase digital content or other intellectual property; and

     - Patent #5,855,008, which expires on December 11, 2015, for Consumer Controlled Privacy Management, in which users establish criteria by which their personal information is released to others, those requesting access to personal data provide their identity, intentions for using the personal data, and may offer compensation to the user for access to the personal data, and the user or an automated process decides whether to release the requested personal data based on the user's criteria and the requester's information.

We also have U.S. and foreign pending patent applications. "Cybergold" is our only registered trademark, although we have applied to register additional trademarks in the United States. We cannot assure you that our patents or trademarks will not be successfully challenged by others or invalidated. As in the case of any patent covering a business method, it is possible that some third party was using or had published business methods the same as or similar to those claimed in our patent applications before they were filed, which might render our patents invalid. In addition, we cannot assure you that our pending patents will be issued or that our trademark registrations will be approved. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we entered into arrangements with the third-party owners, which might not be possible on reasonable terms.

     We generally enter into confidentiality or license agreements with our employees and consultants, and control the access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. We cannot assure you that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

EMPLOYEES

     As of December 31, 1999, we had a total of 124 employees. Of those, 77 are in sales and marketing, 30 are in engineering and 17 are in general and administrative. We believe that we have good relationships with our employees. We have never had a work stoppage, and none of our employees is represented under a collective bargaining agreement. We believe that our future success will depend in part on our ability to attract, integrate and retain highly motivated sales, marketing, production and technical personnel and upon the continued service of our senior management. Competition for qualified personnel in our industry and geographical locations is intense, and there can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

ITEM 2. PROPERTIES

     Our headquarters occupy approximately 28,494 square feet of leased office space at 1330 Broadway, Oakland, California. That lease extends through November 2004, with an option to lease the space for an additional three-year term, and includes a right of first refusal on additional space, which may become available in the building. We believe our office space is adequate to meet our needs for the next six months, and we expect our growth for the next 24 months to be accommodated by our right of first refusal on additional office space. We have sales personnel located in the metropolitan areas of Dallas, New York and Washington, D.C. These individuals work out of home-based offices and do not receive any additional compensation for the use of their home offices other than reimbursement for direct expenses such as telephone, office equipment and supplies. We anticipate adding additional field personnel in the future; such personnel may or may not work out of home-based offices, and therefore, we may or may not incur additional expenses relating to the rental of additional office space.

ITEM 3. LEGAL PROCEEDINGS

     Cybergold is not a party to any material legal proceedings.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company has not yet held an Annual Meeting of the Company's stockholders. The Company intends to hold its first Annual Meeting of the Company's stockholders in the third quarter 2000. The Company has not yet determined what matters, if any, it will submit to the Company's stockholders for a vote.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY*

     The name, age and positions of each of the Company's executive officers are as follows:

             NAME               AGE                              POSITION
             ----               ---                              --------
A. Nathaniel Goldhaber........  51     President, Chief Executive Officer and Chairman of the Board
Steven M. Farber..............  40     Chief Operating Officer
John D. Steuart...............  38     Chief Financial Officer
Gary Fitts....................  53     Chief Technology Officer
Daniel W. Berger..............  41     Senior Vice President and General Manager, Incentives
Michael Koifman...............  51     Vice President, Engineering
Larry Weinstein...............  52     Vice President, Strategic Relationships
Pieter Hartsook...............  52     Vice President, Membership Marketing and Analysis

---------------
* Included pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

     A. Nathaniel Goldhaber has served as President, Chairman of the Board and Chief Executive Officer since October 1994. Prior to joining Cybergold, Mr. Goldhaber was self-employed as a venture capitalist. Prior to that Mr. Goldhaber was the Chief Executive Officer of Kaleida Labs, Inc., a multimedia joint venture between IBM and Apple Computer, and the Chief Executive Officer of Centram Systems West, a developer of local area networks. Mr. Goldhaber is a Member of the Executive Board of the University of California, Berkeley, College of Letters and Sciences. Mr. Goldhaber received a B.A. from Maharishi International University and an M.A. from the University of California, Berkeley.

     Steven M. Farber has served as Chief Operating Officer since August 1998. Prior to joining Cybergold, Mr. Farber was the Chief Executive Officer of Interwoven, a provider of open systems for enterprise Web production for Internets and intranets, from March 1997 to March 1998. From 1996 to 1997, he was self-employed as a consultant. From 1995 to 1996, Mr. Farber was a Vice President of Summit Integration Group, a software consulting firm. Prior to that, Mr. Farber served as a Vice President of The Vantive Corporation, a customer relationship management software company. Mr. Farber received a B.S. from Tufts University. Mr. Farber resigned his position on February 10,2000.

     John D. Steuart has served as Chief Financial Officer since June 1996. Prior to joining Cybergold, Mr. Steuart acted as the Chief Financial Officer of Alafi Capital, a venture capital firm, from October 1988 to June 1996. He is a member of the Board of Directors of a number of privately held companies. Mr. Steuart received a B.A. in Economics from the University of California, Berkeley and an M.S. in Business from Golden Gate University.

     Gary Fitts has served as Chief Technology Officer since July 1995. Prior to joining Cybergold, Mr. Fitts was self-employed as a consultant. He has also served as the Directors of TOPS Technology for SunSelect, a personal computer networking business unit of Sun Microsystems, Inc., and as Vice President, Technology, of Sitka Corporation, a networking subsidiary of Sun Microsystems, Inc. Mr. Fitts received a B.A. from Dartmouth College.

     Daniel W. Berger was promoted to Senior Vice President and General Manager, Incentives in November 1999. From November 1998 to November 1999 he served as Vice President, Sales. From April 1998 to October 1998, Mr. Berger was Vice President, Sales, at Conduct Software Technologies, Inc., a network software company. From April 1997 to March 1998 Mr. Berger was Vice President, Sales, at Make Systems, Inc., a network design tool vendor. From August 1995 to March 1997, Mr. Berger was self-employed as a software and Internet consultant. Prior to that Mr. Berger was Vice President, Sales, at Seagate Software, a network software company. Mr. Berger received a B.A. from Colby College.

     Michael Koifman has served as Vice President, Engineering since November 1998. From October 1997 to November 1998, Mr. Koifman was Vice President of Engineering at Blue Pumpkin Software, a developer of workforce management software for call centers. From September 1996 to October 1997, Mr. Koifman served as Manager of Advanced Applications at Siebel Systems, a sales force automation company. Prior to that, Mr. Koifman was a Senior Principal at AMS, a computer consulting company. Mr. Koifman holds an M.S. in Mathematics from St. Petersburg University in St. Petersburg, Russia and an M.S.E.E. in Computer Design from the Institute of Electrical Engineering in St. Petersburg, Russia.

     Larry Weinstein has served as Vice President, Strategic Relationships since February 1999. From February 1998 to February 1999, Mr. Weinstein was the Executive Vice President of Greenleaf Technologies, an encryption technology company. From January 1996 to February 1998, Mr. Weinstein was self-employed as a consultant. Prior to that Mr. Weinstein was a Producer for Frankfurt Balkind Partners, a strategic communications agency.

     Pieter Hartsook was promoted to Vice President, Membership Marketing and Analysis in December 1999. From July 1998 to December 1999 he served as Vice President, Business Development. From June 1997 to April 1998, Mr. Hartsook was Vice President, Business Development, at IPT, Inc., a computer software firm. From November 1996 to April 1997, Mr. Hartsook was Vice President, Marketing Analysis, at Apple Computer, Inc., a maker of personal computing products. Prior to joining Apple, Mr. Hartsook was the President of the Hartsook Letter, a market research consulting firm. Mr. Hartsook received a B.A. and an M.L.S. from the University of California, Berkeley.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol CGLD since September 22, 1999. The table below sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

                                                               HIGH      LOW
                                                              ------    -----
1999
Third Quarter (from September 22, 1999).....................  $12.00    $9.50
Fourth Quarter..............................................  $24.00    $5.25

     On December 31, 1999, the last reported sale price of the common stock on the Nasdaq National Market was $17.69. On March 27, 2000 the last reported sale price of the common stock on the Nasdaq National Market was $14.75. As of March 27, 2000, there were approximately 55 holders of record of the common stock.

DIVIDEND POLICY

     We never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to our statements of operations for the years ended December 31, 1999, 1998 and 1997 and with respect to our balance sheet as of December 31, 1999 and 1998, are derived from our financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and which are included elsewhere herein. The selected financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes to those statements included elsewhere herein.

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1997          1998           1999
                                                         -----------   -----------   ------------
REVENUES:
  Transaction..........................................  $   457,074   $   628,350   $  3,315,871
  Custom marketing services and other..................       74,342       376,583      1,987,090
                                                         -----------   -----------   ------------
          Total revenues...............................      531,416     1,004,933      5,302,961
COST OF REVENUES:
  Transaction..........................................      256,123       292,865      1,593,811
  Custom marketing services and other..................       37,048       173,253        278,628
                                                         -----------   -----------   ------------
          Total cost of revenues.......................      293,171       466,118      1,872,439
                                                         -----------   -----------   ------------
          Gross margin.................................      238,245       538,815      3,430,522
                                                         -----------   -----------   ------------
OPERATING EXPENSES:
  Product development..................................    1,190,047     1,700,421      2,670,737
  Sales and marketing..................................    2,162,413     2,694,601      8,312,130
  General and administrative...........................      739,816       791,837      2,515,787
  Amortization of deferred compensation................           --       198,288        734,614
                                                         -----------   -----------   ------------
          Total operating expenses.....................    4,092,276     5,385,147     14,233,268
                                                         -----------   -----------   ------------
          Loss from operations.........................   (3,854,031)   (4,846,332)   (10,802,746)
Interest Income (Expense), net.........................      (15,292)       78,381        739,930
                                                         -----------   -----------   ------------
          Net loss.....................................   (3,869,323)   (4,767,951)   (10,062,816)
Dividend Attributable to Preferred Stockholders........           --      (660,430)    (1,570,307)
                                                         -----------   -----------   ------------
Net Loss Attributable to Common Stockholders...........  $(3,869,323)  $(5,428,381)  $(11,633,123)
                                                         ===========   ===========   ============
NET LOSS PER COMMON SHARE:
  Basic and diluted(1).................................  $     (0.97)  $     (1.35)  $      (1.40)
                                                         ===========   ===========   ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted(1).................................    3,979,489     4,020,393      8,308,482
                                                         ===========   ===========   ============

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
BALANCE SHEET DATA
Cash and cash equivalents...................................  $ 3,175,008    $17,217,060
Working capital.............................................    1,879,405     41,604,465
Total assets................................................    4,040,272     48,390,282
Total stockholders' equity (deficit)........................   (4,276,608)    42,587,116

---------------
(1) See note 1 of the notes to our financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of the financial condition and results of operations of Cybergold together with the financial statements and the notes to such statements included elsewhere in this report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Cybergold and our industry. These forward-looking statements involve risks and uncertainties. Cybergold's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, as more fully described in the "Risk Factors" section and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

     We are a leading provider of Internet-based direct marketing and advertising solutions. We were incorporated in October 1994 and from inception through the second quarter of 1996, we were in an early stage of development, and had no sales and limited operating activities. From the second quarter of 1996 through the first quarter of 1997, operating activities related primarily to developing necessary infrastructure, recruiting personnel, raising capital, initial strategic planning and developing our Web site. In March 1997, we launched our initial service and enrolled our first Cybergold members. In March 1999, we introduced our micropayments system, and launched our Earn & Spend Community. Our membership base increased from approximately 250,000 at December 31, 1997 to approximately 1.0 million at December 31, 1998 and to approximately
4.0 million at December 31, 1999. Although our membership has grown in prior periods, we cannot be certain that our membership growth will continue at current rates or increase in the future. See "Risk Factors -- Our success depends on our ability to maintain and expand an active membership base."

     We completed our initial public offering on September 22, 1999 and received net proceeds of approximately $40.7 million. The net proceeds of this public offering were added to our working capital and, pending their use, we have invested such funds in short-term, interest-bearing investment grade obligations.

     On February 28, 2000 we signed a definitive agreement to acquire itarget.com in exchange for 1.85 million shares of our common stock. itarget.com is a permission based e-mail marketing company that rewards its members with premium products, delivered on-line. The acquisition is to be completed by March 31, 2000 and is expected to be accounted for as a pooling of interests.

     Our revenues consist of transaction revenues and custom marketing services and other revenues. Transaction revenues represent fees paid to us each time a member earns incentive rewards within our system and for payment transactions. Our members earn rewards by responding to online advertisements with a specific action such as filling out a survey or registering for services. We are paid a transaction fee by advertisers or marketers and we pay a portion of this fee to our members as a cash reward. We also earn a transaction fee when our members spend their cash rewards or use cash transferred to their account from a VISA card to purchase inexpensive digital content, services or products through our site or other sites using our system. These transaction revenues are not recognized until the transaction has been completed. In the case of prepayments by the advertising or marketing client, amounts not yet recognized are included in deferred revenue on the balance sheet. To date, our transaction revenues have been primarily generated from per-transaction fees received from our advertising and marketing clients for incentive programs. Revenues from payment transactions have not been material.

     Our transaction revenues are driven by a number of factors, including:

     - the number of our advertising and marketing clients;

     - the number, variety and quality of offers to our members from our advertising and marketing clients;

     - the size and growth of our membership base;

     - the number of transactions performed by each member; and

     - the average revenue per transaction.

     Custom marketing services and other revenues include fees received for delivering targeted e-mail to our members, placement and licensing fees, production and development fees received for customization of marketing programs, and fees received for other advertising and marketing services. Production and development fees represent HTML design services, graphic services, engineering and database development and related services. We charge clients for production and development fees on either a fixed price or time and materials basis. Revenue is recognized as these services are performed. These revenues fluctuate based on the number of new programs initiated, type of services, and scope and complexity of each program. In 1999 e-mails accounted for $1,463,000 in revenues compared to $0 in 1998; placement fees accounted for $153,000 in revenues in 1999 compared to $0 in 1998; and custom engineering and production fees accounted for $371,000 in revenues in 1999 compared to $377,000 in 1998.

     The cost of revenues associated with our transaction revenues represent cash rewards paid to our members for completing transactions or actions. We pay our members a portion of the amount received from the advertiser or marketer in return for completing a specified response or action. Cash rewards to our members are recorded as a current liability in the members payable account of the balance sheet until transferred by a member to a bank account or a VISA card or spent in a payment transaction. Gross margin on transaction revenues may fluctuate based on the nature of the incentive programs and the advertisers and marketers in any given period.

     The cost of revenues associated with custom advertising and marketing services and other revenues primarily consist of costs for production and marketing personnel and independent contractors, including associated payroll tax, benefits and other indirect costs. Gross margin associated with e-mails and placement fee revenue were 94% in 1999. Gross margin associated with custom engineering and production revenue varies from contract to contract depending on the specific terms of the individual contract, and may also fluctuate significantly based on the number and size of fixed price contracts that we undertake in any period and our ability to complete them within the anticipated budget.

     We incurred a net loss of approximately $10.1 million in 1999. As of December 31, 1999 we had a retained deficit of approximately $23.8 million. We plan to increase our operating expenses as we continue to build brand and infrastructure, including expenses for online and offline advertising, expanding programs for membership recruitment, and for additional computer hardware and software, and consequently, our losses will increase in the future. Our limited operating history makes it difficult to forecast future operating results. Although we have experienced revenue growth in recent quarters, we cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. Even if we were to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

     In connection with the granting of options to purchase our common stock to employees, directors and consultants during 1998 and 1999, we recorded deferred compensation of $1,279,995 representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the time of grant. We will amortize this deferred compensation as an expense over the vesting periods of the related options. Total deferred compensation expenses recognized during the year ended December 31, 1998 and 1999 were $198,288, and $734,614, respectively.

RESULTS OF OPERATIONS

     The following table sets forth the results of operations of Cybergold expressed as a percentage of revenues:

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1998      1999
                                                              ------    ------    ------
REVENUES:
  Transaction...............................................    86.0%     62.5%     62.5%
  Custom marketing services and other.......................    14.0      37.5      37.5
                                                              ------    ------    ------
          Total revenues....................................   100.0     100.0     100.0
COST OF REVENUES:
  Transaction...............................................    48.2      29.2      30.1
  Custom marketing services and other.......................     7.0      17.2       5.3
                                                              ------    ------    ------
          Total cost of revenues............................    55.2      46.4      35.4
                                                              ------    ------    ------
          Gross margin......................................    44.8      53.6      64.6
                                                              ------    ------    ------
OPERATING EXPENSES:
  Product development.......................................   223.9     169.2      50.4
  Sales and marketing.......................................   406.9     268.1     156.7
  General and administrative................................   139.2      78.8      47.4
  Amortization of deferred compensation.....................      --      19.7      13.9
                                                              ------    ------    ------
          Total operating expenses..........................   770.0     535.8     268.4
                                                              ------    ------    ------
          Loss from operations..............................  (725.2)   (482.2)   (203.8)
Interest Income (Expense), net..............................    (2.9)      7.8      14.0
                                                              ------    ------    ------
          Net loss..........................................  (728.1)%  (474.4)%  (189.8)%
                                                              ======    ======    ======

YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

  Revenues

     Total Revenues were $5.3 million, $1.0 million and $531,000 for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 428% from 1998 to 1999 and 89% from 1997 to 1998.

     Transaction Revenues. Transaction revenues were $3.3 million, $628,000 and $457,000 for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 428% from 1998 to 1999 and 37% from 1997 to 1998. All transaction revenues earned for the years ended December 31, 1999, 1998 and 1997, related to members earning cash rewards by performing specified actions in response to advertisements. The increase in transaction revenues is primarily the result of an increased number of transactions driven by growth in our membership base. Total membership was approximately 4,040,000, 1,066,000 and 254,000 for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 279% from 1998 to 1999 and 320% from 1997 to 1998.

     Custom Marketing Services and Other Revenues. Custom marketing services and other revenues were $1.99 million, $377,000 and $74,000 for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 428% from 1998 to 1999 and 407% from 1997 to 1998. All custom marketing services revenues earned for the years ended December 31, 1999, 1998 and 1997, related to custom engineering and production fees. The increase in custom marketing services and other revenues resulted primarily from the increase in e-mail revenue, which represented 75% of total custom marketing service revenue in 1999 compared to 0% in 1998.

  Cost of Revenues

     Overall cost of revenues were $1.9 million, $466,000 and $293,000 for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 302% from 1998 to 1999 and 59% from 1997 to 1998. Cost of revenues for the year ended December 31, 1999 was comprised of $1.6 million of cash incentives earned by members and $279,000 of personnel costs associated with custom marketing Cost of revenues for the year ended December 31, 1998 was comprised of $293,000 of cash incentives earned by members and $173,000 of personnel costs associated with custom marketing services. Cost of revenues for the year ended December 31, 1997 was comprised of $256,000 of cash incentives earned by members and $37,000 of personnel costs associated with custom marketing services. Gross margin was 65%, 54% and 45% for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in gross margin between 1998 and 1999 was primarily due to an increase in high margin e-mail and placement revenue. We expect overall gross margin to continue to fluctuate as a result of the overall variation in the mix of custom marketing services we provide as well as from fluctuations in gross margin for transaction revenue.

  Product Development Costs

     Product development costs were $2.7 million, $1.7 million and $1.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 57% from 1998 to 1999 and 43% from 1997 to 1998. Product development costs decreased as a percentage of revenues to 50%, 169% and 224% for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in product development expenses as a percentage of revenues is primarily attributable to an increase in revenues as we increased our membership and advertising and marketing clients. In addition, the fixed nature of some of our development costs also contributed to the decrease in expense as a percentage of revenues. We expect product development costs to continue to increase as we continue to build features and functionality into our system.

  Sales and Marketing Expenses

     Sales and marketing expenses were $8.3 million, $2.7 million and $2.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 208% from 1998 to 1999 and 25% from 1997 to 1998. Sales and marketing costs decreased as a percentage of revenues to 157%, 268% and 407% for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in sales and marketing expenses is primarily attributable to additional hiring of sales and marketing personnel, increased sales commissions resulting from higher revenues, increased expenses associated with member acquisition, and increased advertising and promotion expenses. The decrease in sales and marketing expenses as a percentage of revenues is attributable primarily to an increase in revenues as we increased our membership and advertising and marketing clients. We expect sales and marketing expenses to increase as we continue to increase our marketing efforts, expand our direct sales force and open additional regional sales offices.

  General and Administrative Expenses

     General and administrative expenses were $2.5 million, $792,000 and $740,000 for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 218% from 1998 to 1999 and 7% from 1997 to 1998. General and administrative costs decreased as a percentage of revenues to 47%, 79% and 139% for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in general and administrative expenses resulted from higher professional fees as well as an increase in payroll expenses due to hiring additional administrative personnel. The decrease in general and administrative expenses as a percentage of revenues is primarily attributable to an increase in revenues as we increased our membership and advertising and marketing clients. In addition, the fixed nature of a portion of our general and administrative costs also contributed to the decrease in expense as a percentage of revenues. We expect that general and administrative expenses will continue to increase as we expand our operations and incur additional costs related to being a public company.

  Amortization of Deferred Compensation Expense

     In connection with the granting of options to purchase our common stock to certain employees, directors and consultants during the year ended December 31, 1998, we recorded deferred compensation representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the time of grant. Amortization of deferred compensation in the years ended December 31, 1998 and

1999 were $198,000 and $735,000, respectively. For the year ended December 31, 1997 we recorded no deferred compensation.

  Interest Income (Expense), Net

     Interest income (expense), net was $740,000, $78,000 and $(15,000) for the years ended December 31, 1999, 1998 and 1997. The increase in net interest income from 1998 to 1999 is due to the increase in cash and cash equivalents resulting from the Company's initial public offering in September 1999.

  Dividends Attributable to Preferred Stockholders

     Dividends attributable to preferred stockholders were $(1,570,000) and $(660,000) for the years ended December 1999 and 1998. After the company went public, the accrual of dividends attributable to preferred stockholders ceased as the preferred stock was converted into common stock.

  Income Taxes

     We recorded a net loss of $10.1 million for the year ended December 31, 1999. For federal and state tax purposes, no provision for income taxes was recorded, and no tax benefit has been recognized due to the uncertainty of realizing future tax deductions for these losses.

     As of December 31, 1999, we had net operating loss carryforwards of approximately $20.18 million for federal and state income tax purposes. The federal and state net operating loss carryforwards begin to expire in the years 2011 and 2005, respectively. Our ability to utilize our net operating loss carryforwards to offset future taxable income, if any, may be restricted as a result of equity transactions that give rise to changes in ownership as defined in the Tax Reform Act of 1986.

  Liquidity and Capital Resources

     Since inception, we have financed our operations primarily from the sale of equity securities to venture capital firms and other individuals, institutional and strategic investors. We have also borrowed funds under long-term capital lease and equipment financing facilities. As of December 31, 1999, we had $590,200 outstanding under capital lease and equipment financing facilities.

     Net cash used in operating activities was $7.4 million, $3.5 million, and, $3.2 million in 1999, 1998 and 1997, respectively. In 1999, the net cash used in operating activities consisted primarily of our net loss, amortization of deferred compensation, imputed compensation and accounts receivable, offset in part by an increase in accounts payable, members payable, membership acquisition payable, accrued liabilities, and deferred revenue.

     In 1998, the net cash used in operating activities consisted primarily of our net loss, offset in part by an increase in accounts payable, members payable, membership acquisition payable, depreciation and amortization, and deferred revenue.

     In 1997, the net cash used in operating activities consisted primarily of our net loss, offset by an increase in depreciation, members payable, membership acquisition payable, and deferred revenue.

     Net cash used in investing activities was $28.5 million, $153,000 and $58,000 in 1999, 1998, and 1997, respectively. In 1999, the net cash used in investment activities consisted primarily of the purchase of short-term investments related to the investing of the proceeds of the initial public offering. The amounts in 1998 and 1997 were used to acquire property and equipment.

     Net cash provided by financing activities was $49.96 million, $5.6 million and $4.3 million, in 1999, 1998 and 1997, respectively. In 1999, this amount included $40.7 million in net proceeds from the closing of its public offering in 1999, less payments on capital leases plus the proceeds from the exercise of stock options, net of repurchases. In 1998, this amount included $5.8 million in proceeds from the issuance of preferred stock, less payments on capital leases. In 1997, this amount included primarily $3.1 million in net proceeds from the issuance of preferred stock, $1.0 million in proceeds from stockholder loans that were subsequently converted into preferred stock, and $250,000 in proceeds from a sale-leaseback transaction related to items of computer equipment, less payments on capital leases.

     In 1997, 1998 and 1999, we entered into various non-cancelable capital lease agreements for some of our capital expenditures. As a result of these capital lease agreements, we had lease payment obligations of approximately $110,000, $143,000 and $0 in 1997, 1998, and 1999, respectively. Borrowings under these capital lease arrangements have terms ranging from 36 to 48 months with monthly payments and interest rates ranging from 10.5% to 11.5%.

     We currently anticipate that our available cash resources combined with the net proceeds from this offering will be sufficient to meet our anticipated working capital and capital expenditure requirements through the end of 2000. However, we may need to raise additional funds sooner to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If adequate funds are not available on acceptable terms, our business, results of operations and financial condition could be harmed. See "Risk Factors -- We may need more working capital to expand our business, and our prospects for obtaining additional financing are uncertain."

Recent Accounting Pronouncements

     In April 1998, the Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires the costs of the start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted the SOP during the year ended December 31, 1998. The adoption of the SOP did not have a material impact on our financial statements.

     During 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income." We have no other comprehensive income amounts for any of the periods presented.

     The Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As of December 31, 1998, management has concluded that the Company only operates in one segment and exclusively in the United States.

     In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, "Software for Internal Use." The adoption of SOP No. 98-1 has not had a material impact on our financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We do not expect the adoption of SFAS No. 133 to have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the first quarter of 2000 and are evaluating the effect that such adoption may have on our results of operations and financial position.

YEAR 2000 ISSUES

     During 1999, the Company conducted an overall assessment of the software underlying our Web-based programs as well as our Web site and related technology infrastructure and determined it to be Year 2000 compliant. The Company also contacted the vendors of third-party hardware and software we use in order to gauge their Year 2000 compliance. Based on these vendors' representations and the activities we have conducted, we believe that the third-party hardware and software we use are Year 2000 compliant.

     As of 12:01 AM January 1, 2000, we executed a full security check and validation of our site, as well as our partner merchants. There were no Year 2000 issues found within our site or the sites of our partner merchants. In cases where there was a potential Year 2000 problem, we removed the merchant from our site until the potential problem was corrected. This affected less than 1 percent of our merchants.

     Since January 1, 2000, we have not encountered any material issues relating to the Year 2000. The costs associated with correcting reported issues have not been and are not expected to be material. However, some Year 2000 issues may not be discovered until well after January 1, 2000. The Company intends to continue to prioritize reports of such issues and correct significant related problems.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in or incorporated by reference into this Annual Report on Form 10K, including, but not limited to, those regarding our financial position, business strategy, acquisition strategy and other plans and objectives for future operations and any other statements that are not historical facts constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, there can be no assurance that the actual results or developments that we anticipate will be realized or, even if substantially realized, that they will have expected effects on our business or operations. These forward-looking statements are based on management's expectations and beliefs concerning future events impacting our business and operations and are subject to uncertainties and factors (including, but not limited to, those specified under the heading "Risk Factors" below) that are difficult to predict and, in many instances, are beyond our control. As a result, our actual results may differ materially from those expressed or implied by any such forward-looking statements.

     Cybergold's investments are classified as held-to-maturity securities therefore changes in the market's interest rates effect the value of the investment as recorded by Cybergold and are recorded as unrealized gains and losses on the financial statements. At December 31, 1999, our cash and cash equivalents consisted primarily of demand deposits and money market funds held by large institutions in the United States and our short-term investments were invested in U.S. Government agency debt and equity securities maturing in less than one year. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

                                  RISK FACTORS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT CYBERGOLD AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                         RISKS RELATED TO OUR BUSINESS

LIMITED OPERATING HISTORY

     We were incorporated in January 1996 and have a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet advertising market. These risks include our:

     - ability to sustain historical revenue growth rates;

     - need to manage our expanding operations;

     - competition;

     - ability to attract, retain and motivate qualified personnel;

     - ability to maintain our current, and develop new, strategic relationships;

     - ability to anticipate and adapt to the changing Internet market; and

     - ability to attract and retain a large number of advertisers from a variety of industries.

     We also depend on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our limited operating history.

WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE
FUTURE

     We have not achieved profitability in any previous quarter, and given our planned level of operating expenses, we expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $3.9 million for the year ended December 31, 1997, $4.8 million for the year ended December 31, 1998 and $10.1 million for the year ended December 31, 1999. Our retained deficit as of December 31, 1999 was approximately $23.8 million.

     We plan to increase our operating expenses as we continue to build brand and infrastructure and consequently, our losses will increase in the future. Although we have experienced revenue growth in recent quarters, we cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. We may never achieve profitability. Even if we were to achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on our operating history and results of operations.

WE CANNOT ASSURE YOU THAT WE WILL BE PROFITABLE BECAUSE WE HAVE OPERATED OUR BUSINESS ONLY FOR A SHORT PERIOD OF TIME AND HAVE ONLY A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR BUSINESS

     We were incorporated in October 1994 but did not begin to generate meaningful revenues until March 1997. Accordingly, we have only a limited operating history upon which to evaluate our business and prospects. The revenues and income potential of our business and the markets for online incentives-based direct marketing programs and for making small payments over the Internet are unproven. We will encounter risks and difficulties that are frequently encountered by early stage companies in new and rapidly evolving markets. Many of these risks are described in more detail in this "Risk Factors" section.

     If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition may be harmed. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for detailed information on our historical operating results.

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

     - the number and type of programs and development contracts established with our advertising and marketing clients as well as the impact of the fixed price portion of development contracts, which accounted for 17% and 7% of total revenues in the years ended December 31, 1998 and 1999, respectively, on gross margin;

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

     Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of our future performance. Our operating expenses are based on expected future revenues and are relatively fixed in the short term. If our revenues are lower than expected, we would incur greater than expected losses. In addition, during future periods our operating results likely will fall below the expectations of public market analysts and investors. In this event, the market price of our common stock likely would decline. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN AND EXPAND AN ACTIVE MEMBERSHIP BASE

     Our success largely depends on our ability to maintain and expand an active membership base. Although we currently have approximately 4.0 million members, we generate the majority of our revenues from a small percentage of our members, and we cannot assure you that the percentage of active members will increase. In addition, approximately 2.2 million of our members have requested not to receive e-mail from us. Because our revenues are primarily driven by commissions paid by advertisers and direct marketers based on specific actions taken by our members, if we are unable to induce existing and new members to actively participate in the Cybergold Earn & Spend Community, our business, results of operations and financial condition will be harmed. Although our membership has grown in prior periods, we cannot be certain that our membership growth will continue at current rates or increase in the future. Currently, we attract the majority of our members through co-registration agreements with online partners, whereby registrants for those sites have the option to concurrently sign up for the Cybergold Earn & Spend Community. We believe that the convenience afforded by this co-registration capability is a significant factor in attracting new members. If we were to lose these relationships with our online co-registration partners, we would lose a significant source of new members, and our business, results of operations and financial condition would be harmed.

IF OUR RELATIONSHIP WITH THE FIRST NATIONAL BANK OF OMAHA WERE TO DETERIORATE OR TERMINATE OR IF THE FIRST NATIONAL BANK OF OMAHA WERE TO ENTER INTO SIMILAR RELATIONSHIPS WITH OUR COMPETITORS, OUR ABILITY TO DEPOSIT TO AND TRANSFER FUNDS FROM VISA ACCOUNTS COULD BE DISCONTINUED OR WE COULD FACE INCREASED COMPETITION

     Cybergold has a relationship with the First National Bank of Omaha, an acquiring bank for VISA, which enables the transfer of funds from individual Cybergold member accounts to their VISA accounts, as well as from their VISA accounts to their Cybergold accounts. This transaction processing capability required re-engineering of the First National Bank of Omaha's VISA transaction processing system, and would be difficult to replicate with another financial service provider if our relationship with the First National Bank of Omaha were to deteriorate or terminate. The First National Bank of Omaha can terminate the contract at any time with 30 days notice. Currently, under the conditions of our contract, we cannot enter into similar relationships with other credit card providers such as MasterCard, American Express or Discover. However, the First National Bank of Omaha can at its own discretion freely offer similar services to our existing and potential competitors. If we were to lose this relationship with the First National Bank of Omaha, or if they were to extend similar services to our competitors, our business, results of operations and financial condition would be harmed.

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

     We cannot assure you that the demand for and market acceptance of Internet payment services will develop to a sufficient level to support our continued operations or planned expansion, and we also cannot assure you that consumers, Web sites or merchants will utilize a system for payment transactions over the Internet. Currently, Internet content and service providers typically use a subscription model to charge for content or services they provide, if they charge consumers directly for their content or services at all. We cannot assure you that these entities will ever adopt a method for accepting small payments for their content or services over the Internet. In addition, the development of a market for payments on the Internet may depend on the eventual adoption of a standard payment system. There can be no assurance that our payment system will be the system adopted by consumers, Web sites, or merchants. If a widespread demand for payments does not develop or if another method for payments is adopted as a standard, our business, results of operations and financial condition will be harmed.

WE FACE SIGNIFICANT COMPETITION FROM ONLINE INCENTIVES-BASED ADVERTISING AND MARKETING PROGRAMS AND PROVIDERS OF PAYMENT SYSTEMS

     We face significant competition from online incentives-based advertising and marketing programs and providers of payment systems. We expect competition to increase due to the lack of significant barriers to entry for online business generally and for online incentives programs and payment transactions in particular. Currently, several companies offer competitive online incentives programs, including MyPoints.com, Inc. and Netcentives, Inc. We may also face competition from established Internet portals and community Web sites that engage in direct marketing, as well as from traditional advertising agencies and direct marketing companies that may seek to offer online products or services. In addition, financial service organizations, such as banks and credit card companies, or other large organizations may develop competitive payment systems and incentives-based advertising and marketing programs.

     Some of our current and potential competitors have longer operating histories, greater brand recognition, larger client and member bases and significantly greater financial, technical and marketing resources than we do. These advantages may enable them to respond more quickly to new or emerging technologies and changes in customer preferences. These advantages may also allow them to engage in more extensive research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners and advertisers. As a result, it is possible that our existing competitors or new competitors may rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margin and loss of market share. We may not be able to compete successfully, and competitive pressures may adversely affect our business, results of operations and financial condition. See "Business -- Competition."

SIGNIFICANT PORTION OF OUR QUARTERLY REVENUES IS RECOGNIZED FROM A LIMITED NUMBER OF ADVERTISING AND MARKETING CLIENTS

     Significant portions of our revenues to date have been recognized from a limited number of advertising and marketing clients. Our five largest clients accounted for approximately 65% and 24% of our revenues for the years ended December 31, 1998 and 1999, respectively and our ten largest clients accounted for approximately 84% and 40% of our revenues for the years ended December 31, 1998 and 1999, respectively. We generally do not have long-term contracts with any of our clients, and clients can generally terminate their relationships with us upon specified notice and without penalties. Our client base fluctuates significantly from quarter to quarter primarily as a result of the advertising and marketing budget cycles of individual clients. In addition, to date this fluctuating client base has been expanded from a concentrated group of companies. Revenues from significant clients as a percentage of total revenues are as follows:

YEAR ENDED DECEMBER 31, 1998

Qwest Communications International, Inc.....................   22%
Interactive Coupon Network (Cool Savings)...................   16%

YEAR ENDED DECEMBER 31, 1999

     No individual customer exceeded 10 percent of total revenue for the year ended December 31, 1999.

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

     We internally developed our systems for maintaining our Web site processing transactions and maintaining member accounts. If, in the future, we cannot modify these systems to accommodate increased traffic and an increased volume of transactions and orders, we could suffer slower response time, problems with customer service and delays in reporting accurate financial information. During 1999, we experienced instances of unscheduled system downtime, which resulted in our Web site being inaccessible for periods ranging from several minutes to several hours and could experience such unscheduled system downtime in the future.

WE RELY ON OUR INTELLECTUAL PROPERTY RIGHTS AND IF WE ARE UNABLE TO PROTECT THESE RIGHTS, WE MAY FACE INCREASED COMPETITION OR GREATER DIFFICULTY IN SUCCESSFULLY ESTABLISHING THE CYBERGOLD BRAND

     We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology or business model. Monitoring unauthorized use of our technology and business model is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology and business model. In addition, our business activities may infringe upon the proprietary rights of others, and, from time to time, we have received, and may continue to receive, claims of infringement against us.

     Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Cybergold has selected a limited set of companies against which it plans to assert its rights as an initial matter. If these claims cannot be resolved through licenses or similar arrangements, we could become a party to litigation with companies we consider to be infringing our intellectual property rights. In addition, Cybergold may elect to pursue claims of infringement against other entities it believes are infringing on the patents covering its business method.

     Any litigation could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time consuming and expensive to resolve and would divert management's time and attention away from our business. Any potential intellectual property litigation could also force us to do one or more of the following:

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

     Cybergold has two issued U.S. Patents covering its business model and software architecture. We also have U.S. and foreign pending patent applications. Cybergold is our only registered trademark, although we have applied to register additional trademarks in the United States. We cannot assure you that our patents or trademarks will not be successfully challenged by others or invalidated. As in the case of any patent covering a business method, it is possible that some third party was using or had published business methods the same as or similar to those claimed in Cybergold's patents before Cybergold's patent applications were filed, which might render Cybergold's patents invalid. In addition, we cannot assure you that our pending patents will be issued or that our trademark registrations will be approved. If our trademark registrations are not approved because third parties own these trademarks, our use of these trademarks would be restricted unless we entered into arrangements with the third-party owners, which might not be possible on reasonable terms.

     We generally enter into confidentiality or license agreements with our employees and consultants, and control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our solutions or technologies. We cannot assure you that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. See "Business -- Intellectual Property" for more information on our intellectual property.

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

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE HARMED

     Our success will depend in part on our ability to manage our growth and expansion effectively. We plan to expand our technology, sales, administrative and marketing organizations. Our anticipated future expansion may place a significant strain on our management systems and resources. We will need to continue to improve our financial and managerial controls and reporting systems and procedures and to expand, train and manage our workforce. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In addition, we are in the process of moving our operations to new facilities. During this move our technology infrastructure could be more susceptible to technical failures or other disruptive problems. Any of these problems could diminish or halt our ability to provide services to our customers, which could harm our business, results of operations and financial condition.

MANY OF OUR KEY PERSONNEL ARE NEW TO CYBERGOLD AND MAY NOT WORK TOGETHER SUCCESSFULLY

     A number of people on our management team and sales force have joined Cybergold in the last 12 months. Our management team has limited experience working together. Our future performance will depend, in part, on our ability to integrate successfully our newly hired executive officers into our management team, and our ability to develop an effective working relationship among management. Our executive officers, who have worked together for only a short time, may not be successful in working together or managing our company. Any dissent among executive officers, or between our officers and our board of directors, could affect our ability to make strategic decisions. See "Management." In addition, the majority of our sales force has joined Cybergold in the last six months and they have limited experience marketing our services and working together. If our key personnel are unable to market our services and work together successfully, our business, results of operations and financial condition could be harmed.

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

     We may acquire or make investments in businesses, products, services, or technologies to carry out our business strategy. We do not have any present understanding, nor are we having any discussions relating to any acquisition or investment. We have not made a significant acquisition or investment to date. If we acquire businesses, products, services or technologies, we could have difficulty in assimilating them into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, effecting acquisitions could require use of a significant amount of our available cash. Furthermore, we may have to issue equity or equity-linked securities to pay for future acquisitions, and any of these issuances could be dilutive to existing and future stockholders. In addition, acquisitions and investments may have negative effects on our reported results of operations due to acquisition-related charges and amortization of acquired technology and other intangibles. Any of these acquisition-related risks or costs could harm our business, financial condition and operating results.

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

WE MAY NEED MORE WORKING CAPITAL TO EXPAND OUR BUSINESS, AND OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN

     We currently anticipate that our available cash resources combined with the net proceeds from this offering will be sufficient to meet our anticipated capital expenditures and working capital requirements through the end of 2000. However, we may need to raise additional funds sooner to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses, or technologies. If additional funds are raised through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be harmed by this limitation. See "Use of Proceeds" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of working capital and capital expenditures.

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

     Claims of this kind against us would result in our incurring substantial costs and would have a negative impact on our financial and other resources. If there were numerous claims, or if the claims were severe, we would need to implement measures to reduce our exposure and potential liability. Accordingly, we may be required to change our services in such a way that would be less attractive to our advertisers, marketers, merchants and members. This in turn could reduce traffic to our Web site, negatively impact our membership or reduce our revenue from electronic commerce or advertising and marketing. Our general liability insurance may be insufficient to cover expenses and losses in connection with any claims against us. To the extent our insurance coverage does not cover liability or expenses we incur, our business, financial condition and results of operations would be harmed.

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

POTENTIAL ELECTRONIC COMMERCE REGULATION

     In 1998, the United States government enacted a three-year moratorium prohibiting states and local governments from imposing new taxes on electronic commerce transactions. Upon expiration of this moratorium, if it is not extended, states or other governments may levy sales or use taxes on electronic commerce transactions. An increase in the taxation of electronic commerce transactions may make the Internet less attractive for consumers and businesses, which would harm our business.

WE FACE A NUMBER OF UNKNOWN RISKS ASSOCIATED WITH THE YEAR 2000 PROBLEM, ANY OF WHICH MAY HARM OUR BUSINESS

     During 1999, the Company conducted an overall assessment of the software underlying our Web-based programs as well as our Web site and related technology infrastructure and determined it to be Year 2000 compliant. The Company also contacted the vendors of third-party hardware and software we use in order to gauge their Year 2000 compliance. Based on these vendors' representations and the activities we have conducted, we believe that the third-party hardware and software we use are Year 2000 compliant.

     As of 12:01 AM January 1, 2000, we executed a full security check and validation of our site, as well as our partner merchants. There were no Year 2000 issues found within our site or the sites of our partner merchants. In cases where there was a potential Year 2000 problem, we removed the merchant from our site until the potential problem was corrected. This affected less than 1 percent of our merchants

     Since January 1, 2000, we have not encountered any material issues relating to the Year 2000. The costs associated with correcting reported issues have not been and are not expected to be material. However, some Year 2000 issues may not be discovered until well after January 1, 2000. The Company intends to continue to prioritize reports of such issues and correct significant related problems.

SUBSTANTIAL INFLUENCE BY OFFICERS AND DIRECTORS

     The executive officers, directors and entities affiliated with them beneficially own approximately a significant percentage of our outstanding common stock. These stockholders may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of Cybergold.

POSSIBLE VOLATILITY OF STOCK PRICE

     Prior to September 22, 1999, there was no public market for the Common Stock, and there can be no assurance that an active trading market will be sustained or that the market price of the Common Stock will not decline below its current price. The stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. The trading price of the Common Stock could also be subject to significant fluctuations in response to variations in quarterly results of operations, announcements of new products or acquisitions by the Company or its competitors, governmental regulatory action, other developments or disputes with respect to proprietary rights, general trends in the industry and overall market conditions, and other factors. The market price of the Common Stock may be significantly affected by factors such as announcements of new products by the Company's competitors, as well as variations in the market conditions in the medical cost containment or software industries in general. The market price may also be affected by movements in prices of equity securities in general.

NEW ACCOUNTING PRONOUNCEMENTS

     Cybergold continually assesses the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Financial Statements.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Report of Arthur Andersen, LLP, Independent Public
  Accountants...............................................   36
Balance Sheet as of December 31, 1998 and 1999..............   37
Statement of Operations for the years ended December 31,
  1997, 1998 and 1999.......................................   38
Statement of Changes in Stockholders' Equity (Deficit) for
  the years ended December 31, 1997, 1998 and 1999..........   39
Statement of Cash Flows for the years ended December 31,
  1997, 1998 and 1999.......................................   40
Notes to Financial Statements...............................   41

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Cybergold, Inc.:

     We have audited the accompanying balance sheets of Cybergold, Inc.(a Delaware corporation) as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity/(deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cybergold, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP
San Francisco, California
February 7, 2000

                                CYBERGOLD, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1999
                                                              ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  3,175,008    $ 17,217,060
  Short term investments....................................            --      27,351,152
  Accounts receivable, less allowance for doubtful accounts
    of $30,000 and $164,000, respectively...................       390,701       1,757,522
  Prepaid expenses and other current assets.................        26,347         693,009
         Total current assets...............................     3,592,056      47,018,743
Property and equipment, net.................................       407,066         991,564
Intangible assets, net......................................            --         316,824
Deposits and other assets...................................        41,150          63,151
                                                              ------------    ------------
         Total assets.......................................  $  4,040,272    $ 48,390,282
                                                              ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................  $    257,267    $    900,061
  Capital lease obligations, current maturities.............       136,639         135,793
  Notes payable, current maturities.........................            --          65,518
  Member payable............................................       822,024       2,200,739
  Membership acquisition payable............................       175,653         625,242
  Accrued liabilities.......................................       145,525         843,627
  Deferred revenue..........................................       175,543         643,298
         Total current liabilities..........................     1,712,651       5,414,278
Capital lease obligations, net of current maturities........       225,550          89,756
Notes payable, net of current maturities....................            --         299,132
         Total liabilities..................................     1,938,201       5,803,166
Commitments and contingencies
CONVERTIBLE REDEEMABLE PREFERRED STOCK:
  Series C, 0.00015 par value: 5,333,353 shares authorized;
    4,189,195 issued; 4,189,195 and 0 outstanding at
    December 31, 1998 and 1999, respectively (preference in
    liquidation of $5,718,251)..............................     6,378,679              --
                                                              ------------    ------------
         Total convertible redeemable preferred stock.......     6,378,679              --
STOCKHOLDERS' EQUITY (DEFICIT):
  Series A convertible preferred stock, 0.00015 par value:
    Authorized shares -- 2,123,333; Issued and outstanding
    shares -- 2,000,000 and 0, respectively.................           300              --
    Preference in liquidation --$3,000,000
  Series B convertible preferred stock, 0.00015 par value:
    Authorized shares -- 1,429,981; Issued and outstanding
    shares -- 1,394,981 and 0, respectively.................           209              --
    Preference in liquidation -- $4,184,942
  Common stock, 0.00015 par value:
    Authorized shares -- 14,446,667 and 75,000,000,
    respectively; Issued and outstanding shares -- 4,048,178
    and 19,325,484, respectively............................           607           2,899
  Additional paid-in capital................................     8,611,086      67,651,531
  Deferred compensation.....................................      (767,283)     (1,312,664)
  Retained earnings (deficit)...............................   (12,121,527)    (23,754,650)
                                                              ------------    ------------
         Total stockholders' equity (deficit)...............    (4,276,608)     42,587,116
                                                              ------------    ------------
         Total liabilities and stockholders' equity
           (deficit)........................................  $  4,040,272    $ 48,390,282
                                                              ============    ============

        The accompanying notes are an integral part of these statements.

                                CYBERGOLD, INC.

                            STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1997           1998            1999
                                                     -----------    -----------    ------------
REVENUES:
  Transaction......................................  $   457,074    $   628,350    $  3,315,871
  Custom marketing services and other..............       74,342        376,583       1,987,090
                                                     -----------    -----------    ------------
          Total revenues...........................      531,416      1,004,933       5,302,961
COST OF REVENUES:
  Transaction......................................      256,123        292,865       1,593,811
  Custom marketing services and other..............       37,048        173,253         278,628
                                                     -----------    -----------    ------------
          Total cost of revenues...................      293,171        466,118       1,872,439
          Gross margin.............................      238,245        538,815       3,430,522
                                                     -----------    -----------    ------------
OPERATING EXPENSES:
  Product development..............................    1,190,047      1,700,421       2,670,734
  Sales and marketing..............................    2,162,413      2,694,601       8,312,130
  General and administrative.......................      739,816        791,837       2,515,787
  Amortization of deferred compensation............           --        198,288         734,614
                                                     -----------    -----------    ------------
          Total operating expenses.................    4,092,276      5,385,147      14,233,268
                                                     -----------    -----------    ------------
          Loss from operations.....................   (3,854,031)    (4,846,332)    (10,802,746)
Interest Income (Expense), net.....................      (15,292)        78,381         739,930
                                                     -----------    -----------    ------------
          Net loss.................................   (3,869,323)    (4,767,951)    (10,062,816)
Dividend Attributable to Preferred Stockholders....           --       (660,430)     (1,570,307)
                                                     -----------    -----------    ------------
Net Loss Attributable to Common Stockholders.......  $(3,869,323)   $(5,428,381)   $(11,633,123)
                                                     ===========    ===========    ============
NET LOSS PER COMMON SHARE:
  Basic and diluted................................  $     (0.97)   $     (1.35)   $      (1.40)
                                                     ===========    ===========    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic and diluted................................    3,979,489      4,020,393       8,308,482
                                                     ===========    ===========    ============

        The accompanying notes are an integral part of these statements.

                                CYBERGOLD, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                    PREFERRED STOCK
                                    -----------------------------------------------
                                          SERIES A                  SERIES B                COMMON STOCK          ADDITIONAL
                                    ---------------------     ---------------------     ---------------------       PAID-IN
                                      SHARES       AMOUNT       SHARES       AMOUNT       SHARES       AMOUNT       CAPITAL
                                    ----------     ------     ----------     ------     ----------     ------     -----------
BALANCE, DECEMBER 31, 1996........   2,000,000     $ 300              --     $  --       3,780,000     $ 567      $ 3,163,858
  Issuance of Series B preferred
    stock.........................          --        --       1,378,314       207              --        --        4,134,732
  Exercise of common stock
    options.......................          --        --              --        --         270,375        41           15,644
  Repurchase of stock options.....          --        --              --        --         (38,333)       (6)          (4,157)
  Imputed compensation............          --        --              --        --              --        --          125,000
  Net loss........................          --        --              --        --              --        --               --
                                    ----------     -----      ----------     -----      ----------     ------     -----------
BALANCE, DECEMBER 31, 1997........   2,000,000       300       1,378,314       207       4,012,042       602        7,435,077
  Issuance of Series B preferred
    stock.........................          --        --          16,667         2              --        --           49,998
  Accretion of Series C redemption
    premium.......................          --        --              --        --              --        --               --
  Exercise of common stock
    options.......................          --        --              --        --          61,761         9           10,820
  Repurchase of stock options.....          --        --              --        --         (25,625)       (4)            (380)
  Deferred compensation...........          --        --              --        --              --        --          965,571
  Amortization of deferred
    compensation..................          --        --              --        --              --        --               --
  Imputed compensation............          --        --              --        --              --        --          150,000
  Net loss........................          --        --              --        --              --        --               --
                                    ----------     -----      ----------     -----      ----------     ------     -----------
BALANCE, DECEMBER 31, 1998........   2,000,000       300       1,394,981       209       4,048,178       607        8,611,086
  Accretion of Series C
    redemption....................          --        --              --        --              --        --               --
  Accretion of Series D
    redemption....................          --        --              --        --              --        --               --
  Exercise of common stock
    options.......................          --        --              --        --         339,718        50           44,857
  Deferred compensation...........          --        --              --        --              --        --        1,279,995
  Amortization of deferred
    compensation..................          --        --              --        --              --        --               --
  IPO proceeds, net of $1,161,949
    issuance costs................          --        --              --        --       5,000,000       750       40,696,256
  Exercise of Warrants............          --        --              --        --         302,140        46          987,954
  Imputed compensation............          --        --              --        --              --        --           83,333
  Net loss........................          --        --              --        --              --        --               --
  Conversion of Series A
    preferred.....................  (2,000,000)     (300)             --        --       2,000,000       300               --
  Conversion of Series B
    preferred.....................          --        --      (1,394,981)     (209)      1,394,981       209               --
  Conversion of Series C
    preferred.....................          --        --              --        --       4,189,192       629        5,717,621
  Conversion of Series D
    preferred.....................          --        --              --        --       2,051,275       308        7,999,692
  Conversion of Series C
    accretion.....................          --        --              --        --              --        --        1,759,330
  Conversion of Series D
    accretion.....................          --        --              --        --              --        --          471,407
                                    ----------     -----      ----------     -----      ----------     ------     -----------
DECEMBER 31, 1999.................          --     $  --              --     $  --      19,325,484     $2,899     $67,651,531
                                    ==========     =====      ==========     =====      ==========     ======     ===========


                                      DEFERRED         RETAINED
                                    COMPENSATION       DEFICIT           TOTAL
                                    ------------     ------------     ------------
BALANCE, DECEMBER 31, 1996........  $        --      $ (2,823,823)    $    340,902
  Issuance of Series B preferred
    stock.........................           --                --        4,134,939
  Exercise of common stock
    options.......................           --                --           15,685
  Repurchase of stock options.....           --                --           (4,163)
  Imputed compensation............           --                --          125,000
  Net loss........................           --        (3,869,323)      (3,869,323)
                                    -----------      ------------     ------------
BALANCE, DECEMBER 31, 1997........           --        (6,693,146)         743,040
  Issuance of Series B preferred
    stock.........................           --                --           50,000
  Accretion of Series C redemption
    premium.......................           --          (660,430)        (660,430)
  Exercise of common stock
    options.......................           --                --           10,829
  Repurchase of stock options.....           --                --             (384)
  Deferred compensation...........     (965,571)               --               --
  Amortization of deferred
    compensation..................      198,288                --          198,288
  Imputed compensation............           --                --          150,000
  Net loss........................           --        (4,767,951)      (4,767,951)
                                    -----------      ------------     ------------
BALANCE, DECEMBER 31, 1998........     (767,283)      (12,121,527)      (4,276,608)
  Accretion of Series C
    redemption....................           --        (1,098,900)      (1,098,900)
  Accretion of Series D
    redemption....................           --          (471,407)        (471,407)
  Exercise of common stock
    options.......................           --                --           44,907
  Deferred compensation...........   (1,279,995)               --               --
  Amortization of deferred
    compensation..................      734,614                --          734,614
  IPO proceeds, net of $1,161,949
    issuance costs................           --                --       40,697,006
  Exercise of Warrants............           --                --          988,000
  Imputed compensation............           --                --           83,333
  Net loss........................           --       (10,062,816)     (10,062,816)
  Conversion of Series A
    preferred.....................           --                --               --
  Conversion of Series B
    preferred.....................           --                --               --
  Conversion of Series C
    preferred.....................           --                --        5,718,250
  Conversion of Series D
    preferred.....................           --                --        8,000,000
  Conversion of Series C
    accretion.....................           --                --        1,759,330
  Conversion of Series D
    accretion.....................           --                --          471,407
                                    -----------      ------------     ------------
DECEMBER 31, 1999.................  $(1,312,664)     $(23,754,650)    $ 42,587,116
                                    ===========      ============     ============

        The accompanying notes are an integral part of these statements.

                                CYBERGOLD, INC.

                            STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1997          1998           1999
                                                              -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(3,869,323)  $(4,767,951)  $(10,062,816)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      190,859       269,158        353,854
    Amortization of deferred compensation...................           --       198,288        734,614
    Imputed compensation....................................      125,000       150,000         83,333
    Changes in assets and liabilities:
      Accounts receivable...................................     (161,165)     (229,536)    (1,357,967)
      Prepaid expenses and other assets.....................      (27,989)      (17,133)      (728,661)
      Accounts payable......................................       (6,240)      115,197        642,794
      Members payable.......................................      382,203       439,821      1,316,501
      Membership acquisition payable........................       69,775       217,694        449,589
      Accrued liabilities...................................       50,101       (54,784)       685,100
      Deferred revenue......................................       43,134       132,409        467,755
                                                              -----------   -----------   ------------
         Net cash used in operating activities..............   (3,203,645)   (3,546,837)    (7,415,904)
                                                              -----------   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.....................      (57,564)     (152,922)      (898,817)
  Purchase of short-term investments........................           --            --    (27,351,151)
  Purchase of business......................................           --            --       (250,000)
                                                              -----------   -----------   ------------
         Net cash used in investing activities..............      (57,564)     (152,922)   (28,499,968)
                                                              -----------   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of capital lease obligations......................     (114,549)     (143,437)      (136,640)
  Borrowings under equipment financing......................           --            --        399,444
  Proceeds from equipment financing.........................           --            --        (34,793)
  Proceeds from sale leaseback transaction..................      250,000            --             --
  Proceeds from loans from stockholders.....................    1,000,000            --             --
  Proceeds from issuance of common stock....................           --            --     40,697,006
  Proceeds from issuance of preferred stock.................    3,134,939     5,768,249      8,000,000
  Proceeds from exercise of common stock warrants...........           --            --        988,000
  Proceeds from exercise of stock options, net of
    repurchases.............................................       11,522        10,445         44,907
                                                              -----------   -----------   ------------
         Net cash provided by financing activities..........    4,281,912     5,635,257     49,957,924
                                                              -----------   -----------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents........    1,020,703     1,935,498     14,042,052
CASH AND CASH EQUIVALENTS:
  Balance at beginning of period............................      218,807     1,239,510      3,175,008
                                                              -----------   -----------   ------------
  Balance at end of period..................................  $ 1,239,510   $ 3,175,008   $ 17,217,060
                                                              ===========   ===========   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................  $    35,800   $    71,086   $     91,727
  Acquisition of property and equipment using capital
    leases..................................................       97,892       151,683             --
  Conversion of stockholder loans into preferred stock......    1,000,000            --             --

        The accompanying notes are an integral part of these statements.

                                CYBERGOLD, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Nature of Operations

     CyberGold, Inc. was incorporated in California in 1994 and reincorporated under the name Cybergold, Inc. (the Company) in Delaware in August 1999. The Company did not have any significant operations prior to 1996. The Company was a development-stage company through December 31, 1997.

     The Company is engaged in the business of providing on-line direct marketing and cash-based incentive advertising solutions for on-line advertisers and marketers. Additionally, the Company provides custom marketing services, which include production and development of marketing programs, delivery of targeted e-mail to Company members, design of customer web sites, and third-party engineering functions.

     As of December 31, 1999, the Company had a retained deficit of approximately $23.8 million and has continued to incur losses during 2000. During May 1999, the Company issued redeemable convertible preferred stock, as further discussed in Note 5, in the amount of $8 million. During September 1999, the Company underwent its initial public offering of 5 million shares of common stock, raising net proceeds of $40.7 million. Management believes its cash and cash equivalent and short-term investment balances at December 31, 1999 will be adequate to allow the Company to meet its cash needs through at least December 31, 2000.

     The industry in which the Company operates is very specialized and is subject to a number of industry-specific risk factors, including, but not limited to, rapidly changing technologies, significant numbers of new entrants, dependence on key individuals, competition from similar products and from larger companies, customer preferences, the need for the continued successful development, marketing and selling of its products and services, the need for financing, and the need for positive cash flows from operations.

     On February 28, 2000, the Company signed a definitive agreement to acquire itarget.com in exchange for 1.85 million shares of the Company's stock. itarget.com is a permission based e-mail marketing company that rewards its members with premium products, delivered on-line. The acquisition is to be completed by March 31, 2000 and is expected to be accounted for as a pooling of interests.

  Significant Customers

     Two customers individually accounted for 22 percent and 16 percent, respectively, of the Company's total revenue during the year ended December 31, 1998.

     No individual customer exceeded 10 percent of total revenue during the year ended December 31, 1999.

  Concentration of Credit Risk

     Financial instruments that may potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, and short-term investments. All cash, cash equivalents, and short-term investments are placed in financial institutions with strong credit ratings, which minimizes the risk of loss due to nonpayment. The Company has not experienced any losses due to credit impairment or other factors related to its financial instruments.

  Cash Equivalents

     For the statements of cash flows, the Company treats financial instruments as cash equivalents if the original maturity of such instruments is three months or less.

                                CYBERGOLD, INC.

  Short-Term Investments

     Short-term investments consist primarily of government securities that are considered to be held-to-maturity and are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, these assets are reported at their estimated fair market values. As of December 31, 1999, the cost of the securities approximated their fair market value.

  Financial Instruments

     Financial instruments consist of cash equivalents, short-term investment, accounts receivable, accounts payable, and debt. The estimated fair value of these financial instruments approximates their carrying value.

  Valuation Accounts

     Below is a summary of the changes in the Company's valuation accounts for 1997, 1998 and 1999:

                                            BALANCE AT                                      BALANCE AT
                                           BEGINNING OF       ADDITIONS                       END OF
               DESCRIPTION                     YEAR        CHARGED EXPENSE    DEDUCTIONS       YEAR
               -----------                 ------------    ---------------    ----------    -----------
1999:
Allowance for Doubtful Accounts..........    $30,000          $144,000         $10,000       $164,000
1998:
Allowance for Doubtful Accounts..........    $50,000          $ 25,000         $45,000       $ 30,000
1997:
Allowance for Doubtful Accounts..........    $     0          $ 50,000         $     0       $ 50,000

  Property and Equipment

     Property and equipment are carried at cost, and for financial reporting purposes depreciation is computed using the straight-line method over estimated useful lives of three years for all assets. Maintenance and repair expenditures are charged to expense when incurred.

  Intangibles

     Intangibles include goodwill which represents the excess of cost over the estimated fair value of the net tangible and intangible assets of acquired businesses. Should events or circumstances occur subsequent to acquisition that bring into question the realizable values or impairment of any component of goodwill, the Company will evaluate the remaining useful life and balance of goodwill and will make appropriate adjustments. The Company's principal considerations in determining impairment include the strategic benefits to the Company of the particular business related to the questioned component of goodwill as measured by undiscounted current and expected future operating income levels of that particular business and expected undiscounted future cash flows.

  Members Payable

     Members payable represents amounts payable to the Company's members as a result of their performing certain actions and completing transactions. These amounts are cash rewards and are recorded on the Company's balance sheets until the member elects to receive payment of the rewards or to use the rewards to purchase items on-line.

                                CYBERGOLD, INC.

  Member Acquisition Payable

     Member acquisition payable represents amounts due to advertising partners for new member sign-ups that are originated from a partner web site.

  Revenue Recognition and Cost of Revenues

     The Company earns revenue from certain member transactions and from custom marketing and other services. Transaction revenues are earned each time a member either earns or spends incentive rewards within the system and for micropayment transactions. Transaction revenues are recognized as revenue upon completion of the specific action related to the transaction fee.

     Custom marketing services and other revenues include production and development fees received for customization of marketing programs, fees received for delivering targeted e-mail to the Company's members, and fees received for other advertising and marketing services. Production and development fees represent HTML design services, graphic services, engineering, and database development and related services; revenue is recognized as these services are performed. E-mail revenue is recognized in the month that the contract is fulfilled. Other advertising and marketing services revenue is recognized as these services are performed.

     Prepayments by advertising or marketing clients for transaction fees or custom marketing services are included in deferred revenue on the accompanying balance sheets.

     The cost of revenues associated with transaction revenues represents cash rewards paid to members for completing transactions.

     The cost of revenues associated with custom advertising and marketing services and other revenues primarily consists of costs for production and development personnel and independent contractors.

     Any unpaid rewards due to members are recorded in members payable in the accompanying balance sheets.

  Product Development

     Product development costs include expenses related to the development and enhancement of the Company's product offerings. Product development costs are expensed as incurred.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Actual results could differ from those estimates.

  Net Loss Per Share

     Basic net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss by the weighted average common shares outstanding adjusted for all potential common shares, which includes shares issuable upon the exercise of outstanding common stock options, warrants, and other contingent issuances of common stock. The Company has losses for all periods presented and, accordingly, such potential common shares are excluded from the computation of diluted net loss per share, as their effect is antidilutive.

                                CYBERGOLD, INC.

     Potentially dilutive securities include the following:

                                                       DECEMBER 31,
                                            -----------------------------------
                                              1997         1998         1999
                                            ---------    ---------    ---------
Options to purchase common stock..........    776,333    1,250,122    2,516,155
Warrants to purchase common stock.........    166,667      166,667      166,667
Warrants to purchase preferred stock......    146,667      138,333      138,333
Series A preferred stock..................  2,000,000    2,000,000           --
Series B preferred stock..................  1,378,314    1,394,981           --
Redeemable preferred stock................         --    4,189,195           --
                                            ---------    ---------    ---------
          Total...........................  4,467,981    9,139,298    2,821,155
                                            =========    =========    =========

  Stock Split

     During June 1999, the Company approved a 2-for-3 reverse stock split. All of the share amounts and per share amounts in these financial statements have been restated to reflect this split for all periods presented.

  New Accounting Standards

     During 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company has no other comprehensive income amounts for any of the periods presented.

     The Company also adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As of December 31, 1998, management has concluded that the Company only operates in one segment and exclusively in the United States.

     In March 1998, the American Institute of Certified Public Accountants issued SOP No. 98-1, "Software for Internal Use." The adoption of SOP No. 98-1 has not had a material impact on its financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of 2000 and is evaluating the effect that such adoption may have on the Company's results of operations and financial position.

  Reclassifications

     Certain reclassifications have been made to the financial statements to conform to the current year presentation.

                                CYBERGOLD, INC.

 2. PROPERTY AND EQUIPMENT:

     Property and equipment consisted of the following:

                                                           DECEMBER 31,
                                                      -----------------------
                                                        1998          1999
                                                      ---------    ----------
Computer equipment and software.....................  $ 923,127    $1,767,145
Furniture and fixtures..............................     30,465       101,692
Leasehold improvements..............................     14,541            --
                                                      ---------    ----------
                                                        968,133     1,868,837
Accumulated depreciation............................   (561,067)     (877,273)
                                                      ---------    ----------
                                                      $ 407,066    $  991,564
                                                      =========    ==========

     Depreciation expense for property and equipment was $190,859, $269,158, and $331,371 for the years ended December 31, 1997, 1998, and 1999, respectively. Included in property and equipment at December 31, 1998 and 1999, are depreciated amounts of approximately $278,000 and $125,948, respectively, related to assets acquired under capital leases.

 3. INTANGIBLE ASSETS:

     Intangible assets represent goodwill and other intangibles related to the 1999 acquisition of Smartfrog.com (Note 10). This amount is being amortized on a straight-line basis over five years. Total amortization expense for the year ended December 31, 1999, was $22,500.

 4. INCOME TAXES:

     Significant components of net deferred tax assets as of December 31 were:

                                                               1998           1999
                                                            -----------    -----------
Net operating loss carryforwards..........................  $ 3,744,037    $ 8,070,010
R&D credit carryforward...................................      274,163        485,436
Other.....................................................       25,028         77,060
                                                            -----------    -----------
Gross deferred tax assets.................................    4,043,228      8,632,506
Deferred tax valuation allowance..........................   (4,043,228)    (8,632,506)
                                                            -----------    -----------
Net deferred tax asset....................................  $        --    $        --
                                                            ===========    ===========

     As of December 31, 1999, the Company had tax net operating loss carryforwards of approximately $20.18 million for federal and state income tax purposes. These carryforwards begin to expire in 2011 and 2005, respectively. In addition, the Company has research and development tax credit carryforwards of $271,557 and $213,879 for federal and state income tax purposes, respectively, which begin to expire in 2011. A valuation allowance has been provided to offset gross deferred tax assets due to the uncertainty surrounding the realizability of such assets.

                                CYBERGOLD, INC.

     The reconciliation of the effective tax rate is as follows:

                                                        YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------------
                                          1997                   1998                   1999
                                   -------------------    -------------------    -------------------
                                     AMOUNT        %        AMOUNT        %        AMOUNT        %
                                   -----------   -----    -----------   -----    -----------   -----
U.S. statutory tax rate..........  $ 1,315,570   (34.0)%  $ 1,621,103   (34.0)%  $ 3,955,262   (34.0)%
State taxes, net of federal
  income tax benefit.............      232,159    (6.0)       286,077    (6.0)       697,987    (6.0)%
Research and development tax
  credit.........................      104,413    (2.7)       126,681    (2.7)       216,377    (2.0)%
Other............................     (111,496)    2.9        (75,258)    1.6       (290,641)    2.5%
Change in valuation allowance....   (1,540,646)   39.8     (1,958,603)   41.1     (4,578,985)   39.5%
                                   -----------   -----    -----------   -----    -----------   -----
Provision for income taxes.......  $        --      --%   $        --      --%   $        --      --%
                                   ===========   =====    ===========   =====    ===========   =====

     The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards and research and development credits available to be used in any given year should certain events occur, including the sale of equity securities and other changes in ownership. There can be no assurance that the Company will be able to utilize net operating loss carryforwards and credits before expiration.

 5. CONVERTIBLE REDEEMABLE PREFERRED STOCK:

     During 1998 and 1999, the Company amended and restated its articles of incorporation to allow for the issuance of 5,333,353 shares of Series C Convertible Redeemable Preferred Stock (Series C Stock) and 2,566,667 shares of Series D Convertible Redeemable Preferred Stock (Series D Stock).

     During the period from May 1998 through August 1998, the Company issued 4,189,192 shares of Series C Stock at $1.37 per share. During May 1999, the Company issued 2,051,275 shares of Series D Stock at $3.90 per share.

     Each share of Series C Stock and Series D Stock was automatically converted into shares of common stock during the Company's initial public offering.

     For the years ended December 31, 1998 and 1999, redemption accretion related to Series C and Series D stock was charged to retained deficit in the amount of $660,430 and $1,570,307, respectively. This accumulated accretion was recorded as an increase to additional paid in capital upon the closure of the Company's initial public offering.

     In connection with the issuance of Series D Stock, the Company also issued warrants to purchase 302,140 warrants of Series D Stock at an exercise price of $4.50. These warrants automatically converted into shares of common stock during the Company's initial public offering.

 6. STOCKHOLDERS' EQUITY:

  Common Stock

     The holders of common stock are entitled to one vote per share. The holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. In the event of liquidation, the holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock. The common stock has no preemptive, conversion, or other subscription rights.

  Preferred Stock

     In connection with the capital leases described in Note 7, the Company issued warrants to the lessor to purchase 15,000 shares of Series B preferred stock at $3.00 per share. The value of these warrants at the grant

                                CYBERGOLD, INC.

dates (as determined using the Black-Scholes model) was determined not to be material, based on the Black-Scholes pricing model.

 7. COMMITMENTS AND CONTINGENCIES:

  Lease Commitments

     During 1999, the Company moved its headquarters to Oakland, California, and entered into an operating lease that expires in November 2004, with an option to extend the lease for an additional three years. Subsequent to year-end, the Company has entered into an additional operating lease for additional floor space at their headquarters. This lease expires in June 2005, with an option to extend the lease for an additional three years. The Company also leases certain items of property and equipment under capital leases expiring at various dates through 2002.

     Future minimum lease commitments are as follows:

                                                      OPERATING      CAPITAL
                                                        LEASE         LEASE
                                                       PAYMENTS     PAYMENTS
                                                      ----------    ---------
2000................................................  $  883,200    $ 166,500
2001................................................   1,071,000       83,500
2002................................................   1,047,100       18,100
2003................................................   1,134,400           --
2004 and thereafter.................................   1,307,200           --
                                                      ----------    ---------
          Total.....................................  $5,442,900      268,100
                                                      ==========
Less: Interest component............................                  (42,500)
                                                                    ---------
Present value of minimum lease payments.............                  225,600
Less: Current maturities............................                 (135,800)
                                                                    ---------
Long-term capital obligations.......................                $  89,800
                                                                    =========

     Interest expense on capital leases amounted to $35,800, $71,086, and $59,375 for the years-ended December 31, 1997, 1998, and 1999, respectively. Rent expense for the years ended December 31, 1997, 1998, and 1999, was $150,730, $139,749, and $269,007, respectively.

  Employment Agreements

     During 1998, the Company entered into employment agreements with three officers that provide for minimum annual base salaries, bonus entitlements, and issuance of common stock options upon the achievement of certain objectives. Should these objectives not be achieved, these options vest over five years. The employment agreements were effective as of the hire date of each respective officer and may be terminated by either party. As of December 31, 1998 and 1999, the Company accrued approximately $32,000 and $25,000, respectively, in the accompanying balance sheets for accrued bonuses in relation to these agreements.

  Equipment Credit Line

     During February 1999, the Company entered into an equipment credit line agreement. This credit line is to be used solely for capital expenditures. Maximum borrowings under this line are $400,000. Interest of approximately 20 percent and principal are payable monthly over a three-year period. At December 31, 1999, the Company had amounts outstanding under this line of $364,649. Of this amount, $65,518 is included in current maturities of long-term obligations in the accompanying balance sheets, with the remainder included in long-term obligations, net of current maturities.

                                CYBERGOLD, INC.

 8. STOCK OPTION PLAN:

     Under the terms of the Company's 1996 Employee Stock Option Plan (1996
Plan) adopted in June 1996, options to purchase shares of the Company's common stock are granted to employees, consultants, and directors. Options currently outstanding vest at 25 percent on the first anniversary of the grant date and 1/36 per month thereafter. Each option shall terminate 10 years after the date of grant. In addition, the option holder is entitled to exercise prior to the option's vesting as long as he or she is still an employee. Should the employee subsequently leave, the Company has the right to repurchase the shares that had not vested at the departure date. At December 31, 1998 and 1999, 56,771 and 18,646 shares of common stock were subject to repurchase, respectively, under this provision.

     The 1999 Omnibus Equity Incentive Plan was adopted in September 1999. The provisions of this plan match the 1996 Plan, except that optionees may exercise only those options they are vested in. All options granted from the effective date of the initial public offering on September 22, 1999 were granted from the 1999 Plan.

     A summary of the status of the Company's stock option plan at December 31, 1999, and changes during the years ended December 1997, 1998, and 1999, are presented in the table below:

                                                                                  WEIGHTED      WEIGHTED
                                            OPTIONS OUTSTANDING                   AVERAGE        AVERAGE
                                         --------------------------               EXERCISE    FAIR VALUE OF
                                         QUALIFYING   NONQUALIFYING     TOTAL      PRICE     OPTIONS GRANTED
                                         ----------   -------------   ---------   --------   ---------------
Balance, December 31, 1996.............    690,375            --        690,375    $0.05
  Granted..............................    334,333       106,667        441,000     0.41          $0.08
  Canceled.............................    (93,000)           --        (93,000)    0.23
  Exercised............................   (262,042)           --       (262,042)    0.05
                                         ---------       -------      ---------
Balance, December 31, 1997.............    669,666       106,667        776,333     0.24
  Granted..............................    675,733       200,233        875,966     0.41          $1.02
  Canceled.............................   (279,305)      (61,111)      (340,416)    0.51
  Exercised............................    (60,694)       (1,067)       (61,761)    0.18
                                         ---------       -------      ---------
Balance, December 31, 1998.............  1,005,400       244,722      1,250,122     0.29
  Granted..............................  1,806,898       138,899      1,945,797     5.53          $3.21
  Canceled.............................   (242,917)      (91,696)      (334,613)    1.71
  Exercised............................   (290,375)      (54,776)      (345,151)    0.15
                                         ---------       -------      ---------
Balance, December 31, 1999.............  2,279,006       237,149      2,516,155    $4.17
                                         =========       =======      =========

     Options outstanding, exercisable, and vested by price range at December 31, 1999, are as follows:

                                 WEIGHTED
   RANGE OF                      AVERAGE
   EXERCISE       NUMBER       CONTRACTUAL       NUMBER      NUMBER
    PRICE       OUTSTANDING   REMAINING LIFE   EXERCISABLE   VESTED
   --------     -----------   --------------   -----------   -------
$ 0.02 -  1.00     950,875          7.6           950,875    520,986
    $3.90          507,359          9.4           507,359     66,087
$ 6.63 - 10.00   1,038,921          9.8           278,388     60,833
$10.01 - 18.13      19,000         10.0                 0          0
                 ---------                      ---------    -------
                 2,516,155                      1,736,622    647,906
                 =========                      =========    =======

     During 1997, the Company entered into agreements that granted options to purchase 123,333 shares of Series A preferred stock to consultants at $1.50 per share. The options were fully vested at December 31,

                                CYBERGOLD, INC.

1998. The value of these options at the grant date (as determined using the Black-Scholes model) was not material.

     In connection with the granting of certain stock options to employees, directors, and consultants during 1998 and 1999, the Company recorded deferred compensation of $965,571 and $1,279,995 respectively. This deferred compensation is being amortized over the expected service periods of the grantees, generally four years. Amortization of deferred compensation for the years ended December 31, 1998 and 1999 was $198,288 and $734,614, respectively.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation expense for the Plan been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                1997           1998            1999
                                             -----------    -----------    ------------
Net loss:
  As reported..............................  $(3,869,323)   $(5,428,381)   $(11,633,123)
  Pro forma................................  $(3,929,438)   $(5,525,937)   $(12,207,085)
Basic and diluted net loss per common
  share:
  As reported..............................  $     (0.97)   $     (1.35)   $      (1.40)
  Pro forma................................  $     (0.99)   $     (1.37)   $      (1.47)

     The fair value of each option was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants: expected dividend yield of 0 percent in all periods; expected volatility of 149 percent in all periods; weighted average risk-free interest rates ranging from 3.91 percent to 6.05 percent for all periods presented in the table above; and expected lives from one month to four years for all periods.

 9. COMPENSATION AND RETIREMENT PLANS:

     On May 18, 1999, the Board of Directors adopted the following plans:

          1999 Omnibus Equity Incentive Plan -- The Company has reserved 1,500,000 shares of common stock for issuance under this plan. Options may be granted under this plan to employees, directors, and consultants and will not be granted at less than 100 percent of the fair market value of the common stock on the option grant date. These options will generally vest over four years and expire ten years after the date of grant. At December 31, 1999, 780,000 options were outstanding under this plan.

          1999 Employee Stock Purchase Plan -- The Company has reserved 300,000 shares of common stock for issuance under this plan, and only employees are eligible. Employees can purchase stock through payroll deductions that may not exceed 15 percent of the employee's cash compensation. The purchase price per share of common stock will be no less than 85 percent of the fair market value of the stock at the date of purchase. At December 31, 1999, 0 purchases had been made under this plan.

          401(k) Defined Contribution Plan -- The Company also sponsors a defined contribution 401(k) retirement plan for all employees who have completed at least 30 days of service. Participants may elect to defer up to 15 percent of their current annual salary, not to exceed $10,500. The Company does not match contributions.

                                CYBERGOLD, INC.

10. ACQUISITIONS:

     In November 1999, the Company purchased substantially all of the assets and assumed certain liabilities of Smartfrog.com, a Delaware corporation, for $250,000 and has included Smartfrog.com's results of operations as of such date.

     The Company accounted for this acquisition under the purchase method of accounting. The allocation of the purchase price to the underlying net assets acquired is based upon estimates of the fair value of the net assets. Of the net assets acquired, $150,000 was allocated to employment contracts and is being amortized over one year. The remainder was allocated to goodwill and is being amortized over 5 years.

     Smartfrog.com had no activity during 1998. Had the acquisition occurred as of January 1, 1999, the Company's net loss would have increased by approximately $100,000.

11. RELATED PARTIES:

     During the years ended December 31, 1997, 1998 and through May 1999 the president of the Company and majority common stockholder was not paid a salary. The Company has imputed a salary of $125,000, $150,000, and $83,333 for the years-ended December 31, 1997, 1998 and the period January 1, 1999 to May 1, 1999, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information regarding directors appearing under the caption "Election of Directors" in our definitive proxy statement to be used in connection with the Annual Meeting of Stockholders to be held in 2000 (the "2000 Proxy Statement") is incorporated herein by reference, since the 2000 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A. Information required by this item as to the executive officers of the Company is included as
Item 4a of Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is incorporated herein by reference to "Executive Compensation" in the 2000 Proxy Statement, since the 2000 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated herein by reference to "Stock Ownership of Principal Holders and Management" in the 2000 Proxy Statement, since the 2000 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     To the extent applicable the information required by this item is incorporated herein by reference to "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the 2000 Proxy Statement, since the 2000 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of our fiscal year pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

     (a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.2     Registrant's Amended and Restated Certificate of
          Incorporation (Incorporated by reference from Exhibit 3.2 to
          Registration Statement No. 333-79067)
  3.4     Amended and Restated Bylaws of the Registrant (Incorporated
          by reference from Exhibit 3.4 to Registration Statement No.
          333-79067)
  3.5     Certificate of Correction to the Registrant's Certificate of
          Incorporation (Incorporated by reference from Exhibit 3.5 to
          Registration Statement No. 333-79067)
  4.2     Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.2 to Registration Statement No. 333-79067)
  4.3     Amended and Restated Investors' Rights Agreement, dated May
          18, 1999 (Incorporated by reference from Exhibit 4.3 to
          Registration Statement No. 333-79067)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Form of Indemnification Agreement (Incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-79067)
 10.2     1996 Stock Plan (Incorporated by reference from Exhibit 10.2 to Registration Statement No. 333-79067)
 10.3     1999 Omnibus Equity Incentive Plan (Incorporated by
          reference from Exhibit 10.3 to Registration Statement No.
          333-79067)
 10.4     1999 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.4 to Registration Statement No. 333-79067)
 10.5     Standard Office Lease, by and between Central Building LLC and the Registrant, dated March 25, 1999. (Incorporated by reference from Exhibit 10.5 to Registration Statement No.
          333-79067)
 10.6     Commercial Lease, by and between Weilman Treloar & Co. and the Registrant, dated December 20, 1995. (Incorporated by
          reference from Exhibit 10.6 to Registration Statement No.
          333-79067)
 10.7+    Merchant Transaction Processing Agreement between the First
          National Bank of Omaha and the Registrant, as amended July
          21, 1997. (Incorporated by reference from Exhibit 10.7 to
          Registration Statement No. 333-79067)
 10.8+    Letter of Agreement between Earthlink Network, Inc. and the
          Registrant, dated August 10, 1998. (Incorporated by
          reference from Exhibit 10.8 to Registration Statement No.
          333-79067)
 10.9     Master Lease Agreement, between the Registrant and LINC
          Capital, Inc., dated March 17, 1997 (Incorporated by
          reference from Exhibit 10.9 to Registration Statement No.
          333-79067)
 10.10    Senior Loan and Security Agreement No. 6209, between the
          Registrant and Phoenix Leasing Incorporated, dated December
          10, 1998. (Incorporated by reference from Exhibit 10.10 to
          Registration Statement No. 333-79067)
 10.11+   Agreement, between the Registrant and Audits & Surveys
          Worldwide, Inc., dated March 17, 1997. (Incorporated by
          reference from Exhibit 10.11 to Registration Statement No.
          333-79067)
 10.12+   Affinity Agreement between the Registrant and MBNA America
          Bank, N.A., dated November 20, 1998. (Incorporated by
          reference from Exhibit 10.12 to Registration Statement No.
          333-79067)
 10.13    Office Building Lease, between the Registrant and 1330
          Broadway (Zimmerman Investments), dated July 5, 1999.
          (Incorporated by reference from Exhibit 10.13 to
          Registration Statement No. 333-79067)
 10.14    Series C Preferred Stock Purchase Agreement, dated May 15,
          1998 (Incorporated by reference from Exhibit 10.14 to
          Registration Statement No. 333-79067)
 10.15    Series C Preferred Stock Purchase Agreement, dated August
          19, 1998 (Incorporated by reference from Exhibit 10.15 to
          Registration Statement No. 333-79067)
 10.16    Series D Preferred Stock and Warrant Purchase Agreement,
          dated May 18, 1999 (Incorporated by reference from Exhibit
          10.16 to Registration Statement No. 333-79067)
 10.17    Amendment to Office Building Lease, between the Registrant and Zimmerman Investments, dated November 16, 1999
 10.18    Amendment to Office Building Lease, between the Registrant and Zimmerman Investments, dated February 8, 2000
 23.1     Independent Auditors' Consent.
 27.1     Financial Data Schedules.

---------------
+ Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.

     (b) The company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                CYBERGOLD, INC.

                              FORM 10-K SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CYBERGOLD, INC.

Date: March 29, 2000                      By:  /s/ A. NATHANIEL GOLDHABER
                                            ------------------------------------
                                                   A. Nathaniel Goldhaber
                                                Chairman and Chief Executive
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

            By /s/ A. NATHANIEL GOLDHABER                       Chairman and            March 29, 2000
 --------------------------------------------------        Chief Executive Officer
               A. Nathaniel Goldhaber                       (Principal Executive
                                                                  Officer)

               By /s/ JOHN D. STEUART                      Chief Financial Officer      March 29, 2000
 --------------------------------------------------       (Principal Financial and
                   John D. Steuart                           Accounting Officer)

               By /s/ REGIS P. MCKENNA                            Director              March 29, 2000
 --------------------------------------------------
                  Regis P. McKenna

                 By /s/ ALAN SALZMAN                              Director              March 29, 2000
 --------------------------------------------------
                    Alan Salzman

            By /s/ PETER S. SEALEY, PH.D.                         Director              March 29, 2000
 --------------------------------------------------
               Peter S. Sealey, Ph.D.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.2     Registrant's Amended and Restated Certificate of
          Incorporation (Incorporated by reference from Exhibit 3.2 to
          Registration Statement No. 333-79067)
  3.4     Amended and Restated Bylaws of the Registrant (Incorporated
          by reference from Exhibit 3.4 to Registration Statement No.
          333-79067)
  3.5     Certificate of Correction to the Registrant's Certificate of
          Incorporation (Incorporated by reference from Exhibit 3.5 to
          Registration Statement No. 333-79067)
  4.2     Specimen Common Stock Certificate (Incorporated by reference from Exhibit 4.2 to Registration Statement No. 333-79067)
  4.3     Amended and Restated Investors' Rights Agreement, dated May
          18, 1999 (Incorporated by reference from Exhibit 4.3 to
          Registration Statement No. 333-79067)
 10.1     Form of Indemnification Agreement (Incorporated by reference from Exhibit 10.1 to Registration Statement No. 333-79067)
 10.2     1996 Stock Plan (Incorporated by reference from Exhibit 10.2 to Registration Statement No. 333-79067)
 10.3     1999 Omnibus Equity Incentive Plan (Incorporated by
          reference from Exhibit 10.3 to Registration Statement No.
          333-79067)
 10.4     1999 Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.4 to Registration Statement No. 333-79067)
 10.5     Standard Office Lease, by and between Central Building LLC and the Registrant, dated March 25, 1999. (Incorporated by reference from Exhibit 10.5 to Registration Statement No.
          333-79067)
 10.6     Commercial Lease, by and between Weilman Treloar & Co. and the Registrant, dated December 20, 1995. (Incorporated by
          reference from Exhibit 10.6 to Registration Statement No.
          333-79067)
 10.7+    Merchant Transaction Processing Agreement between the First
          National Bank of Omaha and the Registrant, as amended July
          21, 1997. (Incorporated by reference from Exhibit 10.7 to
          Registration Statement No. 333-79067)
 10.8+    Letter of Agreement between Earthlink Network, Inc. and the
          Registrant, dated August 10, 1998. (Incorporated by
          reference from Exhibit 10.8 to Registration Statement No.
          333-79067)
 10.9     Master Lease Agreement, between the Registrant and LINC
          Capital, Inc., dated March 17, 1997 (Incorporated by
          reference from Exhibit 10.9 to Registration Statement No.
          333-79067)
 10.10    Senior Loan and Security Agreement No. 6209, between the
          Registrant and Phoenix Leasing Incorporated, dated December
          10, 1998. (Incorporated by reference from Exhibit 10.10 to
          Registration Statement No. 333-79067)
 10.11+   Agreement, between the Registrant and Audits & Surveys
          Worldwide, Inc., dated March 17, 1997. (Incorporated by
          reference from Exhibit 10.11 to Registration Statement No.
          333-79067)
 10.12+   Affinity Agreement between the Registrant and MBNA America
          Bank, N.A., dated November 20, 1998. (Incorporated by
          reference from Exhibit 10.12 to Registration Statement No.
          333-79067)
 10.13    Office Building Lease, between the Registrant and 1330
          Broadway (Zimmerman Investments), dated July 5, 1999.
          (Incorporated by reference from Exhibit 10.13 to
          Registration Statement No. 333-79067)
 10.14    Series C Preferred Stock Purchase Agreement, dated May 15,
          1998 (Incorporated by reference from Exhibit 10.14 to
          Registration Statement No. 333-79067)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.15    Series C Preferred Stock Purchase Agreement, dated August
          19, 1998 (Incorporated by reference from Exhibit 10.15 to
          Registration Statement No. 333-79067)
 10.16    Series D Preferred Stock and Warrant Purchase Agreement,
          dated May 18, 1999 (Incorporated by reference from Exhibit
          10.16 to Registration Statement No. 333-79067)
 10.17    Amendment to Office Building Lease, between the Registrant and Zimmerman Investments, dated November 16, 1999
 10.18    Amendment to Office Building Lease, between the Registrant and Zimmerman Investments, dated February 8, 2000
 23.1     Independent Auditors' Consent.
 27.1     Financial Data Schedules.

---------------
+ Specified portions of this agreement have been omitted and have been filed separately with the Commission pursuant to a request for confidential treatment.