Form 10-Q
period 2000-03-31
CYBERGOLD INC
filed 2000-05-15
CIK 1086937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-27329


                                 CYBERGOLD, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            94-3212392
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

              1330 Broadway, 12th Floor, Oakland, California 94612
                                ----------------
           (Address of principal executive offices including zip code)

                                  510-302-3000
                                ----------------
               (Registrant's telephone number including area code)

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

There were 21,721,953 shares of the Registrant's Common Stock outstanding as of May 12, 2000.

                                 Cybergold, Inc.
                                    FORM 10-Q
                                      INDEX

                                                                                                                  PAGE
                                                                                                                  ----
                                            PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)
             Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000............................     3
             Consolidated Statements of Operations for the three months ended March 31, 1999 and 2000..........     4
             Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 2000..........     5
             Notes to Consolidated Financial Statements........................................................     6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.............     8
Item 3.      Qualitative and Quantitative Disclosures About Market Risk........................................    19

                                              PART II. OTHER INFORMATION
Item 1:      Legal Proceedings.................................................................................    19
Item 2:      Changes in Securities and Use of Proceeds.........................................................    19
Item 3:      Defaults Upon Senior Securities...................................................................    19
Item 4:      Submission of Matters to a Vote of Security Holders...............................................    19
Item 5:      Other Information.................................................................................    19
Item 6.      Exhibits and Reports on Form 8-K..................................................................    19
Signatures.....................................................................................................    20

PART I.  FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                                 CYBERGOLD, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                        DECEMBER 31,       MARCH 31,
                                                                            1999              2000
                                                                        ------------       ---------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                             $ 17,265         $ 16,107
    Short-term investments in marketable securities                         27,822           23,442
    Accounts receivable, net of allowance for doubtful accounts of
         $171 and $294 at December 31, 1999 and March 31, 2000               1,799            3,233
    Prepaid expenses and other current assets                                  709            1,061
                                                                          --------         --------
        Total current assets                                                47,595           43,843
Property and equipment, net                                                  1,307            1,475
Intangible assets, net                                                         317              176
Deposits and other assets                                                      134              147
                                                                          --------         --------
TOTAL ASSETS                                                              $ 49,353         $ 45,641
                                                                          ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $  1,308         $  1,820
    Current maturities of long-term obligations                                201              213
    Members payable                                                          2,201            2,853
    Membership acquisition payable                                             625              591
    Accrued liabilities                                                      1,526            2,789
    Deferred revenue                                                           643              666
                                                                          --------         --------
        Total current liabilities                                            6,504            8,932
Long-term obligations, net of current maturities                               389              331
                                                                          --------         --------
        Total liabilities                                                    6,893            9,263
                                                                          --------         --------

Stockholders' equity:

    Common stock, $.00015 par value:
      Authorized shares 75,000
      Issued and outstanding shares 21,175 and 21,407 respectively               3                3
    Additional paid-in capital                                              69,647           71,485
    Deferred compensation                                                   (1,313)          (1,200)
    Retained deficit                                                       (25,877)         (33,793)
    Unrealized loss on marketable securities                                     0             (117)
                                                                          --------         --------
        Total stockholders' equity                                          42,460           36,378
                                                                          --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 49,353         $ 45,641
                                                                          ========         ========

        The accompanying notes are an integral part of these statements.

                                 CYBERGOLD, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                     THREE MONTHS
                                                    ENDED MARCH 31,
                                               -------------------------
                                                 1999             2000
                                               --------         --------
Revenues:
  Transaction                                   $   333          $ 2,269
  Custom marketing services & other                 170            2,021
                                               --------         --------
      Total revenues                                503            4,290
Cost of revenues:
  Transaction                                       159            1,094
  Custom marketing services & other                  85               78
                                               --------         --------
      Total cost of revenues                        244            1,172
                                               --------         --------
      Gross margin                                  259            3,118
Operating expenses:
  Product development                               513            1,630
  Sales and marketing                             1,024            5,410
 General and administrative                         307            2,302
itarget.com acquisition costs                         0            2,142
  Amortization of deferred compensation             327              113
                                               --------         --------
      Total operating expenses                    2,171           11,597
                                               --------         --------
      Loss from operations                       (1,912)          (8,479)
Interest income, net                                 11              563
                                               --------         --------
      Net loss                                  $(1,901)         $(7,916)
Other comprehensive loss                              0             (117)
                                               --------         --------
      Comprehensive loss                        $(1,901)         $(8,033)
                                               ========         ========
Net loss per common share,
  basic and diluted                             $ (0.37)         $ (0.38)
                                               ========         ========

Weighted average common shares,
  outstanding, basic and diluted                  5,175           20,642
                                               ========         ========

        The accompanying notes are an integral part of these statements.

                                 CYBERGOLD, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                        -------------------------
                                                                          1999             2000
                                                                        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $ (1,901)        $ (7,916)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation                                                       83              205
           Amortization of deferred compensation                             327              113
           Imputed compensation                                               83                0
           Changes in assets and liabilities:
             Accounts receivable                                             261           (1,434)
             Prepaid expenses and other assets                                32             (365)
             Accounts payable                                                (64)             512
             Members payable                                                 794              652
             Membership acquisition payable                                 (535)             (34)
             Accrued liabilities                                             (88)           1,263
             Deferred revenue                                                163               23
                                                                        --------         --------
             Net cash used in operating activities                          (845)          (6,981)
                                                                        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                  (104)            (232)
     Proceeds from sale of short-term investments                              0            5,880
                                                                        --------         --------
             Net cash (used in) provided by investing activities            (104)           5,648
                                                                        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of capital lease obligations                                   (234)             (46)
     Proceeds from equipment financing                                       115                0
     Proceeds from exercise of stock options
       net of repurchases                                                    168              221
                                                                        --------         --------
             Net cash provided by financing activities                        49              175
                                                                        --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (900)          (1,158)

CASH AND CASH EQUIVALENTS
     Balance at beginning of period                                        3,181           17,265
                                                                        ========         ========
     Balance at end of period                                           $  2,281         $ 16,107
                                                                        ========         ========

Supplemental Cash Flow Information:
     Cash paid for interest                                             $     19         $     30
Non-Cash Transactions
     In March 2000, the Company issued approximately 1.83 million shares in exchange for the entire capital stock of
     itarget.com in an acquisition accounted for as a pooling.
     In January 2000, the Company entered into a stock swap agreement with
     Quintel Communications whereby Quintel issued 229,862 shares of its common stock to the Company in exchange for 213,258 shares of the Company's stock.

        The accompanying notes are an integral part of these statements.

                                 CYBERGOLD, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements of Cybergold, Inc. (the Company) are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited financial statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 1999 and 2000.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 15, 1999 and the annual report on Form 10-K for the fiscal year 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2000.

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

3. MERGER WITH ITARGET.COM

On March 29, 2000, the Company issued approximately 1.83 million shares of its common stock for the entire common stock of itarget.com. This acquisition was accounted for under the pooling-of-interests method of accounting. The financial statements reflect this acquisition as if Cybergold, Inc. and itarget.com had always been members of the same operating group. The financial statements are combined and all significant intercompany amounts have been eliminated.

The separate results of operations of Cybergold, Inc. and itarget.com, Inc. for periods prior to the merger are presented below (in thousands):

                                              CYBERGOLD, INC.     iTARGET.COM, INC.
                                              ---------------     -----------------
For the three months ended March 31, 1999

                 Revenues                        $    503            $      0
                 Net loss                        $ (1,786)           $   (115)

For the three months ended March 31, 2000

                 Revenues                        $  3,649            $    641
                 Net loss                        $ (4,175)           $ (3,741)


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

5. NEW ACCOUNTING PRONOUNCEMENTS

Cybergold continually assesses the effects of recently issued accounting standards.The impact of all recently adopted and issued accounting standards has been disclosed in the Financial Statements.

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

On March 29, 2000, the Company issued approximately 1.83 million shares of its common stock for the entire common stock of itarget.com. This acquisition was accounted for under the pooling-of- interests method of accounting. The financial statements reflect this acquisition as if Cybergold, Inc. and itarget.com had always been members of the same operating group. The financial statements are consolidated and all significant intercompany amounts have been eliminated.

Effective April 17, 2000, the Company entered into a definitive agreement to merge with Mypoints.com, Inc. The merger is expected to be completed as a tax-free stock-for-stock fixed-share exchange wherein each share of the Company's stock will be exchanged for 0.48 shares of MyPoints.com. The merger is expected to be completed during the third quarter of 2000.

RESULTS OF OPERATIONS

REVENUES

To date, our revenue is derived from our online incentive and e-mail lead generation programs. Our revenues increased 753% from $503,000 for the three months ended March 31, 1999 to approximately $4.3 million for the three months ended March 31, 2000.

Transaction Revenues. Transaction revenues increased 590% from $333,000 for the three months ended March 31, 1999 to approximately $2.3 million for the three months ended March 31, 2000. The increase in transaction revenues is primarily the result of an increased number of transactions driven by growth in our membership base. Total membership, including 5.49 million Cybergold members and
1.81 million itarget.com, Inc. members, grew to approximately 7.3 million as of March 31, 2000 from 2.2 million as of March 31, 1999.

Custom Marketing Services and Other Revenues. Custom marketing services and other revenues increased 1,080% from $170,000 for the three months ended March 31, 1999 to $2.0 million for the three months ended March 31, 2000. For the three months ended March 31, 2000, this revenue was comprised of $1.8 million in fees for the transmission of e-mails to our members, $158,000 for placement fees and $45,000 for custom engineering fees. The increase in custom marketing services and other revenues is the result of increasing demand for the transmission of e-mails to our membership base. We expect that custom marketing services and other revenues will fluctuate from period to period.

COST OF REVENUES

Cost of revenues represents the cash incentives paid to members for performing specified actions in response to advertisements and the personnel costs associated with custom marketing services and other revenues. Cost of revenues increased 380% from $244,000 for the three months ended March 31, 1999 to approximately $1.2 million for the three months ended March 31, 2000.

The cost of transaction revenues increased 588% from $159,000 for the three months ended March 31, 1999 to approximately $1.1 million for the three months ended March 31, 2000. The increase in cost of transaction revenues resulted primarily from an increase in the number of transactions completed by our membership base.

The cost of custom marketing services and other revenues decreased 8% from $85,000 for the three months ended March 31, 1999 to $78,000 for the three months ended March 31, 2000. The decrease resulted primarily as a result of higher costs of revenues last year in connection with custom engineering development and marketing services versus the much lower costs associated with email campaigns. Gross margin increased to 73% for the three months ended March 31, 2000 from 52% for the three months ended March 31, 1999. This increase in gross margin was primarily due to improved volume of high margin services, namely e-mail transmissions, in custom marketing services. We expect overall gross margin to fluctuate as a result of the overall variation in the mix of services we provide, as well as from fluctuations in gross margin for transaction revenue.

OPERATING EXPENSES

PRODUCT DEVELOPMENT. Our product development costs primarily consist of compensation for technology personnel, fees for outside technology consultants, and an allocation of overhead costs. Product development costs increased from $513,000, or 102% of revenue, for the three months ended March 31, 1999 to approximately $1.6 million, or 38% of revenue, for the three months ended March 31, 2000. The increase in absolute dollars was due primarily to increased personnel and consulting expenses. The decrease in product development costs as a percent of revenues is primarily attributable to an increase in revenues for the quarter ended March 31, 2000. In addition, the fixed nature of some of our development costs also contributed to the decrease in expense as a percentage of revenues. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase significantly on an absolute dollar basis in the future. Product development expenses may fluctuate as a percentage of revenue over time depending on the projects we undertake from time to time.

SALES AND MARKETING. Our sales expenses consist primarily of compensation for sales personnel, expenses for trade shows and an allocation of overhead costs. Marketing expenses consist primarily of member acquisition expenses, promotions directed towards new and existing incentives-based advertisers and marketers, compensation for marketing personnel and an allocation of overhead costs. Sales and marketing expenses increased from approximately $1.0 million, or 204% of revenue, for the quarter ended March 31, 1999 to approximately $5.4 million, or 126% of revenue, for the quarter ended March 31, 2000. The increase in absolute dollars was primarily attributable to additional hiring of sales and marketing personnel, increased sales commissions resulting from higher revenues, increased expenses associated with membership acquisition, and increased advertising and promotional expenses. The decrease in sales and marketing expenses as a percentage of revenues is attributable primarily to an increase in transaction revenues as the result of an increased number of transactions driven by growth in our membership base and an increase in custom marketing revenue due to increasing demand for transmission of e-mails to our membership base. We expect sales and marketing expenses to increase on an absolute dollar basis in future periods as we hire additional personnel in sales and marketing, expand into new markets and continue to promote our advertising solutions.

GENERAL AND ADMINISTRATIVE. Our general and administrative expenses include compensation for administrative personnel, fees for outside professional advisors and an allocation of overhead costs. General and administrative expenses increased from $307,000, or 61% of revenue, for the quarter ended March 31, 1999, to approximately $2.3 million, or 54% of revenue, for the quarter ended March 31, 2000. The increase in absolute dollars was due to the growth in staffing, legal,accounting, and other professional services. The decrease in general and administrative expenses as a percentage of revenues is primarily attributable to an increase in transaction revenues as the result of an increased number of transactions driven by growth in our membership base and an increase in custom marketing revenue due to increasing demand for transmission of e-mails to our membership base. In addition, the fixed nature of a portion of our general and administrative costs also contributed to the decrease in expenses as a percentage in revenues. We expect general and administrative expenses to increase on an absolute dollar basis in future periods as we hire additional personnel and incur additional costs related to the growth of our business and our operations.

iTARGET.COM ACQUISITION COSTS. The itarget.com merger costs of $2.1 million in the quarter ended March 31, 2000 consisted of payments made to itarget.com management in connection with employment agreements as well as legal, accounting and investment banking fees.

AMORTIZATION OF DEFERRED COMPENSATION. In connection with the granting of options to purchase our common stock to employees, directors and consultants, we recorded deferred compensation representing the difference between the exercise price of options granted and the deemed fair market value of our common stock at the time of the grant. Amortization of deferred compensation of $327,000 and $113,000 was recorded during the quarters ended March 31, 1999 and 2000, respectively.

INTEREST INCOME, NET. Interest income, net, consists of interest earned on cash balances, including balances in Cybergold member accounts, offset by interest expense incurred with respect to our capital leases and equipment financing obligations. Interest income, net increased from $11,000 in the quarter ended March 31, 1999 to $563,000 in the quarter ended March 31, 2000. The increase in interest income, net, was due primarily to interest earned on the proceeds from our initial public offering in September of 1999.

INCOME TAXES. No income tax benefits have been recorded for any of the periods presented due to the company's current loss position.

OTHER COMPREHENSIVE INCOME(LOSS). The Company's other comprehensive income(loss) represents any unrealized gains or losses on its marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000 we had approximately $16.1 million of cash and cash equivalents and approximately $23.4 million in short-term investments and had borrowings of $544,000 under capital leases and notes payable.

Net cash used in operating activities was approximately $845,000 and $7.0 million for the three months ended March 31, 1999 and 2000, respectively. Cash used in operating activities for both periods resulted primarily from net losses and fluctuations in accounts receivable, accounts payable, members payable, membership acquisition payable, accrued liabilities and deferred revenues.

Net cash used in investing activities was $104,000 for the three months ended March 31, 1999. Cash used in investing activities consisted primarily of acquisitions of property and equipment during the three months ended march 31, 1999. Net cash provided by investing activities was approximately $ 5.6 million for the three months ended March 31, 2000. Cash provided by investing activities consisted primarily of proceeds from the sale of short-term investments.

Net cash provided by financing activities was $49,000 and $175,000 for the three months ended March 31, 1999 and 2000, respectively. Cash provided by financing activities resulted primarily from the proceeds received from the exercise of stock options and proceeds received in connection with equipment financing.

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


RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE
FUTURE

We have not achieved profitability in any previous quarter, and given our planned level of operating expenses, we expect to continue to incur operating losses for the foreseeable future. We incurred net losses of $2.7 million for the year ended December 31, 1996, $3.9 million for the year ended December 31, 1997, $ 4.8 million for the year ended December 31, 1998, $11.6 million for the year ended December 31, 1999 and $7.9 million for the three months ended March 31, 2000. Our retained deficit as of March 31, 2000 was approximately $33.8 million. We plan to increase our operating expenses as we continue to build brand and infrastructure and consequently our losses will increase in the future. Although we have experienced revenue growth in recent quarters, we cannot be certain that revenues will increase at a rate sufficient to achieve and maintain profitability. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. We may never achieve profitability. Even if we were to achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

    - the number and type of programs and development contracts established with our advertising and marketing clients;

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN AND EXPAND AN ACTIVE MEMBERSHIP BASE

Our success largely depends on our ability to maintain and expand an active membership base. Although we currently have approximately 7.3 million members through March 31, 2000, we generate the majority of our revenues from a smaller percentage of our members, and we cannot assure you that the percentage of active members will increase. In addition, certain of our members have requested not to receive e-mail from us. Because our revenues are primarily driven by commissions paid by advertisers and direct marketers based on specific actions taken by our members, if we are unable to induce existing and new members to actively participate in the Cybergold Earn & Spend Community, our business, results of operations and financial condition will be harmed. Although our membership has grown in prior periods, we cannot be certain that our membership growth will continue at current rates or increase in the future. Currently, we attract the majority of our members through co-registration agreements with online partners, whereby registrants for those sites have the option to concurrently sign up for the Cybergold Earn & Spend Community. We believe that the convenience afforded by this co-registration capability is a significant factor in attracting new members. If we were to lose these relationships with our online co-registration partners, we would lose a significant source of new members, and our business, results of operations and financial condition would be harmed.

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

IF WE ARE UNABLE TO ESTABLISH THE CYBERGOLD BRAND, OUR ABILITY TO ATTRACT ADVERTISING AND MARKETING CLIENTS, MEMBERS AND MERCHANTS WOULD BE HARMED

Developing a strong brand is critical to our business. The reputation of the Cybergold brand will largely depend on our ability to provide a high-quality experience for our clients, members and merchants. We cannot assure you that we will be successful in developing our brand. Any client, member or merchant dissatisfaction with the quality of an experience with our company for reasons within or outside of our control could damage our reputation. Any damage to our reputation could have a material adverse effect on our business, results of operations and financial condition. We intend to further develop our brand. If we expend additional resources to build the Cybergold brand and do not generate a corresponding increase in revenues as a result of our branding efforts, or if we otherwise fail to promote our brand successfully, our business, results of operations and financial condition would be harmed.

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

We have acquired or made investments in businesses, products, services, or technologies to carry out our business strategy. After our acquisition of itarget.com, Inc. we are still in the process of assimilating itarget.com into our operations. Unforeseen difficulties in the assimilation process could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, effecting future acquisitions could require use of a significant amount of our available cash. Furthermore, we may have to issue equity or equity-linked securities to pay for future acquisitions, and any of these issuances could be dilutive to existing and future stockholders. In addition, acquisitions and investments may have negative effects on our reported results of operations due to acquisition-related charges and amortization of acquired technology and other intangibles. Any of these acquisition-related risks or costs could harm our business, financial condition and operating results.

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

WE MAY NEED MORE WORKING CAPITAL TO EXPAND OUR BUSINESS, AND OUR PROSPECTS FOR OBTAINING ADDITIONAL FINANCING ARE UNCERTAIN

We currently anticipate that our available cash resources will be sufficient to meet our anticipated capital expenditures and working capital requirements through the end of 2000. However, we may need to raise additional funds sooner to fund more rapid expansion, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses, or technologies. If additional funds are raised through the issuance of equity or equity-linked securities, the percentage ownership of our stockholders would be reduced. In addition, these securities may have rights, preferences or privileges senior to those of our stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance services or products, or otherwise respond to competitive pressures would be significantly limited. Our business, results of operations and financial condition could be harmed by this limitation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of working capital and capital expenditures.

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK MAY RESULT IN A REDUCTION IN OUR STOCK PRICE

As of May 12, 2000, 21,721,953 shares of common stock were outstanding. Of these shares, a total of 5,487,498 shares, are freely tradable without restriction under the Securities Act, unless they are held by "affiliates" as defined under the Securities Act. Sales of a large number of shares of common stock in the public market, or the belief that such sales could occur, could cause a drop in the market price of our common stock. Of the remaining shares of common stock, 16,234,455 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act.

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


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. At March 31, 2000, $39.5 million of our cash, cash equivalents and short-term investments portfolio carried maturities of less than one year. Cybergold has the ability to hold the portfolio to maturity, if deemed necessary. The effect of changes in interest rates of +/- 10% over a six month horizon would not have a material effect on the fair market value of the portfolio.

PART II.   OTHER INFORMATION

Effective April 17, 2000, the Company entered into a definitive agreement to merge with MyPoints.com, Inc. The merger is expected to be completed as a tax-free stock-for-stock fixed-share exchange wherein each share of the Company's stock will be exchanged for 0.48 shares of MyPoints.com. The merger is expected to be completed during the third quarter of 2000.

Prior to closing the merger, it is expected that the Company will execute a spin-off of 80.1 percent of its separate payment technology business ("Paytime.com") which accounted for less than $10,000 in revenues during the three months ended March 31, 2000.

ITEM 1.    LEGAL PROCEEDINGS

NONE

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2000, we granted options to purchase 175,500 shares of common stock to employees of the Company under our 1999 Omnibus Equity Incentive Plan. During the three months ended March 31, 2000, employees, consultants and other service providers of the Company exercised options for 161,083 shares of common stock.

NEW ACCOUNTING PRONOUNCEMENTS

Cybergold continually assesses the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

In March 2000, Company completed a merger with itarget.com, Inc. ("itarget.com") by exchanging 1,829,841 shares of its common stock for all of the outstanding common and preferred stock of itarget.com. The merger constituted a tax-free reorganization and was accounted for using the pooling of interests method of accounting under Accounting Principles Board Opinion No. 16 ("APB No. 16").

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K

(a) The following exhibits are filed as part of this report:

27.1 Financial Data Schedule

(b) The Company did file a Form 8-K during the three months ended March 31, 2000 regarding the acquisition of itarget.com.

                                 CYBERGOLD, INC.
                                    FORM 10-Q
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Cybergold, Inc.


Date:  May 15, 2000                By:            /s/ John D. Steuart
       ------------                    -----------------------------------------
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